Form 10QSB
period 1996-04-30
COLORADO CASINO RESORTS INC
filed 1996-06-13
CIK 726569

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB


   [X] Quarterly Report under Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

             For the quarterly period ended April 30, 1996


                    Commission File Number 0-24846

                     COLORADO CASINO RESORTS, INC.

        (Exact name of Registrant as Specified in its Charter)

                                        Texas
                              84-1303693
                     (State or other jurisdiction
                             (IRS Number)
       of incorporation)

                           304 S. 8th Street
                               Suite 201
                      Colorado Springs, CO 80905
                            (719) 635-7047
     (Address, including zip code, and telehpone number, including area code, of Registrat's principal executive offices)

    Securities Registered Under Section 12(g) of the Exchange Act.
                     Common Stock, $.001 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to filled by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.          Yes [X]   No [  ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: 31,202,143 shares of Common Stock, $.001 par value per share.

             COLORADO CASINO RESORTS, INC. & SUBSIDIARIES
                                 INDEX



Part I.   Financial Information

       Item 1.Financial Statements

               Consolidated Balance Sheets - (unaudited) for April 30,
               1996 ...........                                  3

               Consolidated Statement of Operations - (unaudited) for
                 April 30, 1996 and April 30, 1995
                 ............................................   4

               Consolidated Statements of Cash Flows - (unaudited) for
                 April 30, 1996 and April 30, 1995
                 ............................................   5

               Notes to Consolidated Financial Statements
               ...........................................       6


       Item 2.Management's Discussion and Analysis of Financial
       Condition
                 as well as Future Plans
                 ....................................................
                 ...................                            8



Part II.  Other Information

       Item 1.Legal Proceedings
       ..............................................................
       ...................                                     11

       Item 2.Changes in Securities
       ..............................................................
       ..............                                          11

       Item 3.Defaults upon Senior Securities
       ............................................................
       11

       Item 4.Submission of Matters to a Vote of Security Holders
       ..........................                              11

       Item 5.Other Information
       ..............................................................
       ...................                                     11

       Item 6.Exhibits and Reports
       ..............................................................
       ...............                                         11


       Signatures
       ..............................................................
       .................................................       12

______________________________________________________________________
                                _______

COLORADO CASINO RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITE     (AUDITED)
                                                     D)          OCTOBER
                                                  APRIL 30,        31,
                                                    1996           1995
ASSETS
CURRENT ASSETS
Cash and temporary investments                            $              $
                                                  5,850,824      1,375,145
Cash and investments, restricted                  5,545,238        450,000
Inventory                                            46,726         49,885
Other current assets                                172,445         87,885
TOTAL CURRENT ASSETS                              11,615,23      1,962,915
                                                          3

REAL ESTATE HELD FOR FUTURE DEVELOPMENT           4,504,970      4,504,970

REAL ESTATE UNDER DEVELOPMENT                     6,196,644      6,196,644

CONSTRUCTION IN PROCESS                           16,523,11      3,301,432
                                                          5

LAND, BUILDING AND EQUIPMENT
Land                                                875,000        875,000
Building                                          1,752,059      1,625,154
Furniture and equipment                           3,206,062      2,244,529
Accumulated depreciation                          (770,828)      (533,606)
TOTAL LAND, BUILDING AND EQUIPMENT                5,062,293      4,211,077

OTHER ASSETS
Deposits, land purchase option                       25,000         25,000
Debt issue costs, net                               895,009              -
Advances to officers                                114,617        114,617
Other                                                43,922          8,176
TOTAL OTHER ASSETS                                1,078,548        147,793

TOTAL ASSETS                                              $              $
                                                  44,980,80      20,324,83
                                                          3              1


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts and construction costs payable             $              $
                                                  3,120,396         52,975
Accrued other expenses                            1,149,518        525,486
Short term construction loans                     7,355,000              -
Notes payable                                             -        500,000
Current portion, long-term debt, related party       77,135         64,681
Current portion, long-term debt                   5,825,306        279,794
TOTAL CURRENT LIABILITIES                         17,527,35      1,422,936
                                                          5

LONG-TERM DEBT, RELATED PARTY                     1,215,759      1,041,900
LONG-TERM DEBT                                    4,178,272      4,318,684
CONVERTIBLE DEBENTURES                            9,000,000      4,500,000

TOTAL LIABILITIES                                 31,921,38      11,283,52
                                                          6              0

STOCKHOLDERS' EQUITY
Preferred convertible stock, Series One, $10 par  6,500,000      6,500,000
value, 5,000,000 shares authorized, 650,000
issued and outstanding
Preferred convertible stock, Series Two, $10 par  3,500,000              -
value, 5,000,000 shares authorized, 350,000
issued and outstanding
Common stock, $.001 par value, 100,000,000 shares    31,202         30,845
authorized, 31,202,143 issued and outstanding
Paid-in capital                                   5,058,175      4,283,532
Accumulated deficit                               (2,029,96      (1,773,06
                                                         0)             6)
TOTAL STOCKHOLDERS' EQUITY                        13,059,41      9,041,311
                                                          7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $              $
                                                  44,980,80      20,324,83
                                                          3              1

       COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                             SIX        SIX        THREE       THREE
                            MONTHS    MONTHS      MONTHS      MONTHS
                            ENDED      ENDED       ENDED       ENDED
                            APRIL      APRIL       APRIL     APRIL 30,
                             30,        30,         30,        1995
                             1996      1995        1996
OPERATING REVENUE
Casino                            $         $            $           $
                            2,711,7   1,438,6     1,587,71     727,697
                                 22        74            5
Food, beverage, other       315,891   170,184      182,815      86,039
                            3,027,6   1,608,8     1,770,53     813,736
                                 13        58            0
OPERATING EXPENSES
Casino                      1,161,5   753,323      704,635     414,364
                                 47
Food, beverage and other    399,589   331,489      224,846     165,115
General and administrative  862,963   530,338      377,650     312,339
Depreciation and            237,222    95,107      129,754      58,371
amortization
                            2,661,3   1,710,2     1,436,88     950,189
                                 21        57            5

Income(Loss) From           366,292   (101,39      333,645   (136,453)
Operations                                 9)

NONOPERATING INCOME
(EXPENSES)
Interest expense            623,188   295,676      403,111     135,064

Loss Before Income Taxes    (256,89   (397,07     (69,466)   (271,517)
                                 6)        5)
Income taxes                      -         -            -           -

Net Loss                          $         $            $           $
                            (256,89   (397,07     (69,466)   (271,517)
                                 6)        5)

Net loss Per Share                $         $            $           $
                            (0.0083   (0.0129     (0.0022)    (0.0088)
                                  )         )


Weighted Average Number of  31,023,   30,755,     31,023,5   30,755,21
Shares Outstanding              572       217           72           7

COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                         SIX MONTHS           SIX MONTHS
                                           ENDED                ENDED
                                         APRIL 30,            APRIL 30,
                                            1996                 1995
CASH FLOWS FORM OPERATING ACTIVITIES
Net income (loss)                                    $                   $
                                             (256,896)           (397,075)
Noncash items
Depreciation and amortization                  237,222              95,107
Amortization of debt issue costs               130,125                   -
Interest income added to restricted            (2,427)                   -
cash
Interest added to debt                         186,313
(Increase) decrease in:                                            199,793
Inventory                                        3,159             (5,721)
Other current assets                          (89,692)            (57,667)
Other assets                                  (35,746)                   -
(Decrease) increase in:
Accounts payable                              (27,552)              37,651
Accrued other expenses                         624,032             102,180
Net cash provided (used) by operating          768,538            (25,732)
activities

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and             (1,088,438)           (359,914)
equipment
Construction in process                   (10,126,710)                   -
Cash and investments, restricted           (5,092,811)                   -
Deposits, purchase options                           -            (56,680)
Advances to officers                                 -            (75,000)
Net cash provided (used) by investing     (16,307,959)           (491,594)
activities

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments, note payable                     (500,000)                   -
Borrowings, convertible debentures,          4,050,000                   -
net of issue costs
Borrowings, long-term debt, net of           4,970,000                   -
issue costs
Borrowings, short term, construction         7,355,000                   -
Repayments, long-term debt                   (134,900)           (134,826)
Advances from officers                               -
Repayments, long-term debt, related                  -             112,785
party
Distributions, prior S-Corp                          -           (143,537)
stockholders
Issuance of preferred stock, net of          3,150,000             250,000
issue costs
Issuance of common stock, net of             1,125,000             300,000
issue costs
Net cash provided (used) by financing       20,015,100             384,422
activities

INCREASE (DECREASE) IN CASH AND              4,475,679           (132,904)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING         1,375,145             641,943

CASH AND CASH EQUIVALENTS, ENDING         $  5,850,824           $ 509,039


                     COLORADO CASINO RESORTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:Summary of Significant Accounting Policies

The Company's accounting policies are outlined in the audited financial statements included with the Company's most recent 10KSB. There have been no changes in accounting principles or practices in the current fiscal year. All prior period amounts have been restated to include the results of Creekers, Inc., the Company's subsidiary, which was acquired in the first quarter of fiscal 1995. The acquisition has been accounted for as a pooling-of-interests.

Note B:Cash and Investments, Restricted

Cash and investments, restricted are pledged a collateral under the $250,000 and $450,000 standby letters of credit to the City of Cripple Creek and the $5,000,000 standby letters of credit issued to the contractor for construction. The City released $157,188 of restricted funds for payment of floodplain excavation costs during the quarter.

Note C:Property and Equipment

The Company has spent $1,023,927 in the current quarter on equipment, furniture and fixtures for the Double Eagle Hotel and Casino.
Construction costs for the Double Eagle Hotel and Casino project amounted to $8,975,153 for the quarter including $387,560 of capitalized interest.

Note D:Deposits, Purchase Options

The Company has an option to purchase the parking lot behind Creeker's for $750,000 through the expiration of the agreement in April 1997.

Note E:Long Term Debt and Convertible Debentures

The Company issued $1,000,000, 10% convertible debentures in February 1996, maturing in February 1997. Issue costs amounted to $100,000.

The Company issued $1,500,000, 5% convertible debentures in March
1996, maturing in March 1998.  Issue costs amounted to $150,000.

The Company issued a $5,540,000, 12% mortgage note secured by the Double Eagle property in April 1996, maturing December 1996. The
Company has the option to extend the note for an additional four month period. Issue costs amounted to $570,000.

The Company obtained additional short term construction financing of $1,355,000 and repaid short term financing of $1,000,000 during the quarter. The short term financing is at an average interest rate of 18.40%.

The Company repaid $67,721 of long-term debt during the quarter.

Note F:Stockholders' Equity

The Company issued $3,150,000 (net of issue costs of $350,000) of Series Two preferred convertible stock during the quarter.

The Company issued 357,143 shares of common stock for $1,125,000 (net of issue costs of $125,000) during the quarter.

The Company has outstanding stock options to directors to purchase 240,000 shares of common stock at $1 per share. The options expire February 1, 1997.

Note G:Income Taxes

The Company has an estimated deferred tax benefit of $17,500 for the current fiscal quarter which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforward of approximately $1,150,000 at April 30, 1996.

             COLORADO CASINO RESORTS , INC. & SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND PLANS FOR FUTURE OPERATIONS


OVERVIEW AND PLAN OF OPERATION

Colorado Casino Resorts, Inc., (OCCRIO and/or the OCompanyO) is in the business of developing and operating casino and hotel properties. Through its wholly owned subsidiaries, CreekerOs Inc. and Double Eagle Resorts, Inc., CCRI is the owner of CreekerOs Casino (OCreekerOsO) and the Double Eagle Hotel & Casino (the ODouble EagleO), both located in Cripple Creek, Colorado.

The Double Eagle Hotel & Casino, the CompanyOs flagship project, is proceeding on schedule, with the opening date slated for mid-summer 1996. The Double Eagle will be the first major hotel and casino serving the greater Colorado Springs area with a capturable adult population in excess of 800,000. With its superior amenities, it will also compete for the Denver market which has an aggregate capturable adult population of an additional 1.75 million. CCRI expects the Double Eagle to establish a dominant presence in the Cripple Creek gaming market while generating significant revenues for the Company.

As reported in the 10-KSB for the year ending October 31, 1995, CCRIOs two principle goals for both the near term and the long term are: (1) To improve revenue production of CreekerOs Casino, and (2) To continue development of the Double Eagle Hotel & Casino project. The Company is pleased to report that CreekerOs has reported a significant increase in revenues compared to one year ago and the Double Eagle is nearing successful completion.

CreekerOs Casino

The Company continues to upgrade the overall gaming experience at CreekerOs Casino. The recently implemented Winners Circle slot club is continuing to be a success. Since its inception in November 1995, the club has enrolled over 10,000 members.

CreekerOs management is constantly analyzing slot machine performance data to design optimal floor layouts and machine mix to attract players. Several slot machine game themes have been changed and others are in the process of being changed. As a result, CreekerOs has realized increased play and significantly improved revenues. CreekerOs has completed upgrading over 95% of its slot machines to include improved embedded bill validators.

Double Eagle Hotel & Casino

The  Double  Eagle is designed to be a modern, state-of-the-art  hotel and casino featuring 159 hotel rooms and suites, over 750 slot machines, and 5 table games spanning a 45,000 square foot casino on two levels. This facility will employ the latest in lodging and gaming network systems for reservations and player tracking, inter-linked voice and data communications, and computerized ventilation and environment controls. The exterior of the building is designed to be reminiscent of the historic structures which adorned the streets of Cripple Creek during the pre-World War I era. The interior of the Double Eagle is themed to offer the hospitality and glamour of the "roaring 20's". With its breathtaking stained glass barrel ceiling, complete with two renditions of a 1927 Double Eagle coin, elegant winding staircases, and large, colorful signs throughout, the Double Eagle will offer its guests an unforgettable gaming experience.

The hotel rooms are designed with elegance in mind, featuring suites with hot tubs, fireplaces, and big screen televisions. Room service, an up-scale restaurant, two entertainment bars, a gift shop, and a full-service staff will make sure the needs of the guest are always serviced. As an added convenience, the Double Eagle will offer free valet parking from its port-o-couche and free daily shuttle bus service to and from the hotel/casino, Creeker's Casino, and its own 6-acre parking lot. Located on the southwestern corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue come together, the Double Eagle provides superior access and visibility to all motorist and pedestrian traffic entering and exiting Cripple Creek.

At this point, with the structure complete, G.E. Johnson Construction Company, the general contractor, is continuing work on interior finishes. Mechanical and electrical system installation is complete. Most furniture, fixtures and equipment has been installed and completion is expected by the end of June. All gaming devices have been selected and orders placed with International Gaming Technology for late June delivery. The property management system, integrated phone system, and surveillance systems are in the final stages of implementation. The Company is currently in the process of obtaining the gaming license for the Double Eagle.


COMPANY REVENUE

Casino revenues for the quarter were up substantially over the same period twelve months ago. Operating revenues for the quarter ending April 30, 1996 totaled $1,770,530, compared to revenues of $813,736 for the same period in 1995, representing an increase of over 117%. The Company attributes this increase to the expansion and improvement of Creeker's through the increased number and strategic selection and placement of new slot machines throughout the casino. Operating expenses for this quarter also rose from $950,189 to $1,436,885 representing a 51% increase from one year ago due to increased marketing effort as well as reflecting increased depreciation and amortization values associated with the increase in gaming devices.

During this quarter, the Company has fulfilled its capital requirements for the completion of the Double Eagle Hotel & Casino. Related construction costs have been capitalized and added to the total project development cost. Early development costs including associated cost of capital were expensed, contributing to the reduced earnings figure.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

The Company issued $3,150,000 (net of issue costs of $350,000) of Series Two preferred convertible stock during the quarter. Also, the Company issued 357,143 shares of common stock for $1,250,000.

Results of Operations

For the six months ending April 30, 1996, CreekerOs reported revenues from casino operations of $2,711,722 compared to $1,438,674 for the same period from one year ago, representing an 88% increase. Net consolidated income from operations for the Company came to $333,645 compared to a loss of ($136,453) in 1995. However, an interest expense of $403,111 associated with the financing of the Double Eagle project reduced the net income to produce a quarter loss of ($69,466).

Operating expenses increased by almost 56% from to $1,710,257 to $2,661,321 for the same 6-month ending period due primarily to the increase in depreciation and amortization expenses related to the acquisition of additional capital equipment.

Expenses  for  casino  operations increased by  approximately  54%  to
$1,161,547 due to complimentary promotions associated with an aggressive marketing campaign during the past six months. This increase accounted for additional cost of labor and merchandising material used during the same period.

Expenses for food, beverage and other also increased from $331,489 to $399,589 reflecting an increase in revenues which rose by 86% to $315,891 for the same period. Also, a large part of this increase coincides with the Company's heightened marketing strategy through which liquor, soda and pizza were offered complimentary to casino patrons.

General and administrative expenses rose nearly 63% to $862,963 during the same period, with a significant portion of the increase attributed to corporate support of the Double Eagle project.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the quarter ending April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated statements and footnotes included in the RegistrantOs annual report on Form 10-KSB for the year ending October 31, 1995.

             COLORADO CASINO RESORTS , INC. & SUBSIDIARIES
                           OTHER INFORMATION


PART II.  Other Information

Item 1.   Legal Proceedings

      The Company is party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in aggregate, will have a material adverse effect on the Company.

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports - None

             COLORADO CASINO RESORTS, INC. & SUBSIDIARIES
                              SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COLORADO CASINO RESORTS, INC.
                                                            Registrant





Date:     June 11, 1996

                                        Rudy S. Saenz
                                        President & CEO
                                        Principal Executive Officer



Date:     June 11, 1996

                                        Farid E. Tannous
                                        Treasurer & CFO
                                        Principal Financial Officer