Form 10QSB/A
period 1996-04-30
COLORADO CASINO RESORTS INC
filed 1996-09-24
CIK 726569

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



Part I.   Financial Information                             Page

Item 1. Financial Statements

Consolidated Balance Sheets - (unaudited) for
 April 30, 1996                                               3

Consolidated Statement of Operations - (unaudited) for
 April 30, 1996 and April 30, 1995                            4

Consolidated Statements of Cash Flows - (unaudited) for
 April 30, 1996 and April 30, 1995                            5

Notes to Consolidated Financial Statements                    6


Item 2.Management's Discussion and Analysis of Financial
 Condition as well as Future Plans                            8



Part II.  Other Information

Item 1.Legal Proceedings                                     11

Item 2.Changes in Securities                                 11

Item 3.Defaults upon Senior Securities                       11

Item 4.Submission of Matters to a Vote of Security
 Holders                                                     11

Item 5.Other Information                                     11

Item 6.Exhibits and Reports                                  11

Signatures                                                   12

COLORADO CASINO RESORTS, INC.
CONSOLIDATED BALANCE SHEETS


                                        APRIL 30,   OCTOBER 31,
                                          1996         1995
ASSETS
CURRENT ASSETS
Cash and temporary investments       $ 5,850,824    $1,375,145
Cash and investments,restricted        5,545,238       450,000
Inventory                                 46,726        49,885
Other current assets                     172,445        87,885
TOTAL CURRENT ASSETS                  11,615,233     1,962,915

REAL ESTATE HELD FOR FUTURE
DEVELOPMENT                            4,504,970     4,504,970

REAL ESTATE UNDER DEVELOPMENT          6,196,644     6,196,644

CONSTRUCTION IN PROCESS               16,523,115     3,301,432

LAND, BUILDING AND EQUIPMENT
Land                                     875,000       875,000
Building                               1,752,059     1,625,154
Furniture and equipment                3,206,062     2,244,529
Accumulated depreciation                (770,828)     (533,606)
TOTAL LAND, BUILDING AND
 EQUIPMENT                             5,062,293     4,211,077

OTHER ASSETS
Deposits, land purchase option            25,000        25,000
Debt issue costs, net                    895,009             -
Advances to officers                     114,617       114,617
Other                                     43,922         8,176
TOTAL OTHER ASSETS                     1,078,548       147,793

TOTAL ASSETS                         $44,980,803   $20,324,831



LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
Trade accounts and construction
 costs payable                       $3,120,396       $52,975
Accrued other expenses                1,149,518       525,486
Short term construction loans         7,355,000             -
Notes payable                                 -       500,000
Current portion, long-term
debt, related party                      77,135        64,681
Current portion, long-term
debt                                  5,825,306       279,794
TOTAL CURRENT LIABILITIES            17,527,355     1,422,936

LONG-TERM DEBT, RELATED PARTY         1,215,759     1,041,900
LONG-TERM DEBT                        4,178,272     4,318,684
CONVERTIBLE DEBENTURES                9,000,000     4,500,000

TOTAL LIABILITIES                   31,921,386     11,283,520

STOCKHOLDERS' EQUITY
Preferred convertible stock,
Series One, $10 par value,
5,000,000 shares authorized,
650,000 issued and outstanding      6,500,000      6,500,000
Preferred convertible stock,
Series Two, $10 par value,
 5,000,000 shares authorized,
350,000 issued and outstanding      3,500,000              -
Common stock, $.001 par
value, 100,000,000 shares
authorized,31,202,143 issued and
outstanding                            31,202        30,845
Paid-in capital                     5,058,175     4,283,532
Accumulated deficit                (2,029,960)   (1,773,066)

TOTAL STOCKHOLDERS' EQUITY         13,059,417     9,041,311


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $44,980,803  $ 20,324,831


       COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                            SIX        SIX         THREE        THREE
                            MONTHS     MONTHS      MONTHS       MONTHS
                            ENDED      ENDED       ENDED        ENDED
                            APRIL 30,  APRIl 30,   APRIL 30     APRIL 30,
                            1996       1995        1996         1995
OPERATING REVENUE
Casino                    2,711,722  1,438,674  1,587,715    727,697
Food, beverage, other       315,891    170,184    182,815     86,039
TOTAL REVENUE             3,027,613  1,608,858  1,770,530    813,736
OPERATING EXPENSES
Casino                    1,161,547    753,323    704,635    414,364
Food, beverage and other    399,589    331,489    224,846    165,115
General and administrative  862,963    530,338    377,650    312,339
Depreciation and
amortization                237,222     95,107    129,754     58,371
TOTAL OPERATING EXPENSES  2,661,321  1,710,257  1,436,885    950,189

Income(Loss) From
Operations                  366,292  (101,399)    333,645   (136,453)

NONOPERATING INCOME
(EXPENSES)
Interest expense            623,188   295,676    403,111     135,064

Loss Before Income Taxes  (256,896)  (397,075)   (69,466)   (271,517)

Income taxes                     -          -          -            -

Net Loss                $(256,896)  $(397,075)  $(69,466)  $(271,517)


Net loss Per Share        (0.0083)    (0.0129)   (0.0022)    (0.0088)


Weighted Average Number of
Shares Outstanding    31,023,572   30,755,217 31,023,572   30,755,217

COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                         SIX MONTHS      SIX MONTHS
                                           ENDED           ENDED
                                         APRIL 30,       APRIL 30,
                                           1996            1995
CASH FLOWS FORM OPERATING ACTIVITIES
Net income (loss)                          $(256,896)      $(397,075)
Noncash items
Depreciation and amortization                237,222          95,107
Amortization of debt issue costs             130,125               -
Interest income added to restricted           (2,427)              -
cash
Interest added to debt                       186,313         199,793
(Increase) decrease in:
Inventory                                      3,159          (5,721)
Other current assets                         (89,692)        (57,667)
Other assets                                 (35,746)              -
(Decrease) increase in:
Accounts payable                             (27,552)         37,651
Accrued other expenses                       624,032         102,180
Net cash provided (used) by operating
activities                                   768,538         (25,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and
equipment                                  (1,088,438)      (359,914)
Construction in process                   (10,126,710)             -
Cash and investments, restricted           (5,092,811)             -
Deposits, purchase options                          -        (56,680)
Advances to officers                                -        (75,000)
Net cash provided (used) by investing
activities                                (16,307,959)      (491,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments, note payable                     (500,000)             -
Borrowings, convertible debentures,
net of issue costs                          4,050,000              -
Borrowings, long-term debt, net of
issue costs                                 4,970,000              -
Borrowings, short term, construction        7,355,000              -
Repayments, long-term debt                   (134,900)      (134,826)
Advances from officers                              -              -
Repayments, long-term debt, related
party                                               -        112,875
Distributions, prior S-Corp
stockholders                                        -       (143,537)
Issuance of preferred stock, net of
issue costs                                 3,150,000        250,000
Issuance of common stock, net of
issue costs                                 1,125,000        300,000
Net cash provided (used) by financing
activities                                 20,015,100        384,422

INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                 4,475,679       (132,904)
CASH AND CASH EQUIVALENTS, BEGINNING        1,375,145        641,943

CASH AND CASH EQUIVALENTS, ENDING          $5,850,824       $509,039

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

             COLORADO CASINO RESORTS , INC. & SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND PLANS FOR FUTURE OPERATIONS


OVERVIEW AND PLAN OF OPERATION

Colorado Casino Resorts, Inc., (CCRI and/or the Company) is in the business of developing and operating casino and hotel properties. Through its wholly owned subsidiaries, Creekers Inc. and Double Eagle Resorts, Inc., CCRI is the owner of Creekers Casino (Creekers) and the Double Eagle Hotel & Casino (the Double Eagle), both located in Cripple Creek, Colorado.

The Double Eagle Hotel & Casino, the Company's flagship project, is proceeding on schedule, with the opening date slated for mid-summer 1996. The Double Eagle will be the first major hotel and casino serving the greater Colorado Springs area with a capturable adult population in excess of 800,000. With its superior amenities, it will also compete for the Denver market which has an aggregate capturable adult population of an additional 1.75 million. CCRI expects the Double Eagle to establish a dominant presence in the Cripple Creek gaming market while generating significant revenues for the Company.

As reported in the 10-KSB for the year ending October 31, 1995, CCRI's two principle goals for both the near term and the long term are: (1) To improve revenue production of Creekers Casino, and (2) To continue development of the Double Eagle Hotel & Casino project. The Company is pleased to report that Creekers has reported a significant increase in revenues compared to one year ago and the Double Eagle is nearing successful completion.

Creekers Casino

The Company continues to upgrade the overall gaming experience at Creekers Casino. The recently implemented Winners Circle slot club is continuing to be a success. Since its inception in November 1995, the club has enrolled over 10,000 members.

Creekers management is constantly analyzing slot machine performance data to design optimal floor layouts and machine mix to attract players. Several slot machine game themes have been changed and others are in the process of being changed. As a result, Creekers has realized increased play and significantly improved revenues. Creekers has completed upgrading over 95% of its slot machines to include improved embedded bill validators.

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




 COLORADO CASINO RESORTS, INC.

Registrant





Date:     September 12, 1996


Rudy S. Saenz

President & CEO

Principal Executive Officer



Date:    September 12, 1996


Farrid E. Tannous
Treasurer & CFO
Principal Financial Officer