Form 10QSB
period 1996-07-31
COLORADO CASINO RESORTS INC
filed 1996-09-24
CIK 726569

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996

Commission File Number 0-24846

COLORADO CASINO RESORTS, INC.

(Exact name of Registrant as Specified in its Charter)

      Texas                      84-1303693
(State or other jurisdiction     (IRS Number)
  of incorporation)

304 South 8th Street
Suite 201
Colorado Springs, CO 80905
(719) 635-7047
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Securities Registered Under Section 12(g) of the Exchange Act. Common Stock,$.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to filled by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X] No [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date:
33,710,886 shares of Common Stock, $.001 par value per share.

COLORADO CASINO RESORTS, INC. & SUBSIDIARIES
INDEX
Part I. Financial Information                             Page

Item 1. Financial Statements

Consolidated Balance Sheets - (unaudited)for
July 31, 1996                                               3

Consolidated Statement of Operations (unaudited)
for July 31, 1996 and July 31, 1995                         4

Consolidated Statements of Cash Flows (unaudited)
for July 31, 1996 and July 31, 1995                         5

Notes to Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis
of Financial Condition as well as Future Plans              7

Part II. Other Information

Item 1. Legal Proceedings                                  11

Item 2. Changes in Securities                              11

Item 3. Defaults upon Senior Securities                    11

Item 4. Submission of Matters to a Vote of
Security Holders                                           11

Item 5. Other Information                                  11

Item 6. Exhibits and Reports                               11

Signatures                                                 12

COLORADO CASINO RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)   (AUDITED)
                                   JULY 31,     OCTOBER 31,
                                    1996           1995
ASSETS
CURRENT ASSETS
Cash and temporary investments    $1,646,456 $1,375,145
Cash and investments, restricted   1,073,325    450,000
Inventory                             52,849     49,885
Other current assets                 264,280     87,885
TOTAL CURRENT ASSETS               3,035,910  1,962,915
REAL ESTATE HELD FOR FUTURE
DEVELOPMENT                        4,504,970  4,504,970
REAL ESTATE UNDER DEVELOPMENT             --  6,196,644
CONSTRUCTION IN PROCESS                   --  3,301,432
LAND, BUILDING AND EQUIPMENT
Land                               7,071,644    875,000
Building                          22,867,040  1,625,154
Furniture and equipment           11,548,470  2,244,529
Accumulated depreciation            (946,111)  (533,606)
TOTAL LAND, BUILDING AND EQUIPMENT40,541,043  4,211,077

OTHER ASSETS
Deposits, land purchase option      25,000       25,000
Debt issue costs, net              540,787            -
Advances to officers               314,617      114,617
Other                               25,534        8,176
TOTAL OTHER ASSETS                 905,938      147,793
TOTAL ASSETS                   $48,987,861  $20,324,831


LIABILITIES AND STOCKHOLDERS'
 EQUITY
CURRENT LIABILITIES
Accounts/construction costs
 payable                          $848,540      $52,975
Accrued other expenses           1,454,802      525,486
Notes payable                   12,895,000      500,000
Current portion, long-term debt,
 related party                      77,381       64,681
Current portion, long-term debt  1,349,183      279,794
TOTAL CURRENT LIABILITIES       16,624,906    1,422,936

LONG-TERM DEBT, RELATED PARTY    1,328,361    1,041,900
LONG-TERM DEBT                  13,760,483    4,318,684
CONVERTIBLE DEBENTURES           8,000,000    4,500,000
TOTAL LIABILITIES               39,713,750   11,283,520
STOCKHOLDERS' EQUITY
Preferred convertible stock,
Series One, $10 par value,
5,000,000 shares authorized,
250,000 issued and outstanding  2,500,000     6,500,000
Preferred convertible stock,
Series Two, $10 par value,
 5,000,000 shares authorized,
 none issued and outstanding           -             -
Common stock, $.001 par value,
 100,000,000 shares authorized,
 33,710,886 issued and outstanding 33,710        30,845
Paid-in capital                 9,494,137     4,283,532
Accumulated deficit            (2,753,736)   (1,773,066)
TOTAL STOCKHOLDERS' EQUITY      9,274,111     9,041,311
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $48,987,861   $20,324,831

COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                          NINE MONTHS  NINE MONTHS  THREE       THREE
                          ENDED        ENDED        MONTHS      MONTHS
                          JULY 31,     JULY 31,     ENDED       ENDED
                          1996         1995         JULY 31,    JULY31,
                                                    1996        1995
OPERATING REVENUE
Casino                    $4,724,411   $2,706,781  $2,012,689 $1,268,107
Food, beverage, other        533,739      337,711     217,848    167,527
TOTAL REVENUE              5,258,150    3,044,492   2,230,537  1,435,634

OPERATING EXPENSES
Casino                     2,197,458   1,246,406    1,035,911    493,083
Food, beverage and other     772,141     557,494      372,552    226,005
General and
administrative             1,661,916     965,617      798,953    435,279
Depreciation and
amortization                 412,506     196,554     175,284     101,447
TOTAL OPERATING EXPENSES   5,044,021   2,966,071   2,382,700   1,255,814
Income(Loss) From
Operations                   214,129      78,421    (152,163)    179,820
NONOPERATING INCOME
(EXPENSES)
Interest expense           1,194,799     458,131     571,611     162,455

Loss Before Income Taxes    (980,670)   (379,710)   (723,774)     17,365
Income taxes                       -           -           -           -

Net Loss                   $(980,670)  $(379,710)  $(723,774)    $17,365

Net loss Per Share          $(0.0291)   $(0.0131)   $(0.0215)   $(0.0006)

Weighted Average Number
Shares Outstanding        33,710,886  29,040,000  33,710,886  29,040,000


COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                     NINE MONTHS   NINE MONTHS
                                     ENDED         ENDED
                                     JULY 31,      JULY 31,
                                     1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                    $(980,670)    $(379,710)
Noncash items
Depreciation and amortization          412,506       196,554
Amortization of debt issue costs       422,817             -
Interest added to debt                 299,161       362,555
(Increase) decrease in:
Inventory                               (2,964)       (9,424)
Other current assets                  (176,395)      (54,747)
Other assets                           (17,358)            -
(Decrease) increase in:
Accounts payable                       795,565       (30,123)
Accrued other expenses                 929,316        21,930
Net cash provided (used) by
operating activities                 1,681,978       107,035

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase/construction of
land,building and equipment        (20,688,520)   (1,787,457)
Cash and investments, restricted      (623,325)            -
Deposits, purchase options                   -       (51,180)
Advances to officers                  (200,000)      (63,014)
Net cash provided (used) by
investing activities                (21,511,845)   (1,901,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings,convertible
debentures                           4,044,866             -
Borrowings, long-term debt                   -             -
Borrowings, short-term debt         13,325,000     1,044,520
Repayments, short-term debt         (1,500,000)            -
Repayments, long-term debt             (44,688)     (367,161)
Distributions, prior S-Corp
stockholders                                 -      (183,537)
Issuance of preferred stock          3,150,000     5,000,000
Issuance of common stock             1,125,000       305,000
Net cash provided (used) by
financing activities                20,100,078     5,798,822

INCREASE (DECREASE) IN CASH AND        270,311     4,004,206
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING 1,375,145       641,943

CASH AND CASH EQUIVALENTS, ENDING   $1,645,456    $4,646,149


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

Note B:Cash and Investments, Restricted

Cash and investments, restricted are pledged as collateral for standby letters of credit to the City of Cripple Creek and the construction contractor for construction of the Double Eagle Hotel and Casino.

Note C:Property and Equipment

The Company has expended $8,131,424 in the current quarter for equipment, furniture and fixtures for the Double Eagle Hotel and Casino. Construction costs for the Double Eagle Hotel and Casino project amounted to $4,591,866 for the quarter including $698,200 of capitalized interest.

Note D:Deposits, Purchase Options

The Company has an option to purchase the parking lot behind Creeker's for $750,000 through the expiration of the agreement in April 1997.

Note E:Long Term Debt

During the quarter, the Company entered into long term equipment financing of $6,555,876. The Company also exchanged $4,000,000 of preferred convertible stock, Series One, for $4,000,000 of long term debt.

Note F:Stockholders' Equity

During the quarter, $3,150,000 (net of issue costs of $350,000) of preferred convertible stock, Series Two was converted into 2,056,308 shares of common stock. Convertible debt of $938,470 (net of issue costs of $61,530) was converted into 452,435 shares of common stock.

The Company has outstanding stock options to directors to purchase 240,000 shares of common stock at $1 per share.

Note G:Income Taxes

The Company has an estimated deferred tax benefit of $288,000 for the current fiscal quarter which has been offset in full by a valuation allowance due to the availability of net operating loss carryforwards at July 31, 1996.

COLORADO CASINO RESORTS , INC. & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND PLANS FOR FUTURE
OPERATIONS

OVERVIEW AND PLAN OF OPERATION

Colorado Casino Resorts, Inc., ("CCRI" and/or the "Company") is in the business of developing and operating casino and hotel properties. Through its wholly owned subsidiaries, Creeker's Inc. and Double Eagle Resorts, Inc., CCRI is the owner of Creeker's Casino ("Creeker's") and the Double Eagle Hotel & Casino (the "Double Eagle"), both located in Cripple Creek, Colorado.

During this quarter, Creeker's reported a significant increase in revenues compared to one year ago and the Double Eagle opened its doors for business. Creeker's reported a 55% increase in revenues over one year. For the quarter, Creeker's generated $680,000 in earnings before interest, taxes, depreciation, and amortization on revenues of $2,178,652. The Company plans to remodel Creeker's this fall.

The Company completed construction of the Double Eagle, opened its hotel and restaurant for business, and was awarded a gaming license by State of Colorado Division of Gaming to operate its casino, the largest hotel and casino in the city of Cripple Creek. The Company met all regulatory gaming requirements and commenced its casino operations on August 29, in time for the Labor Day holiday, one of the busiest weekends of the year. During the four days, an estimated 100,000 people walked through the casino producing approximately $850,000 in revenues for the Company. CCRI plans to hold a grand opening celebration for the Double Eagle on September 27 and 28.

The Double Eagle represents a new class of gaming entertainment by introducing a "Las Vegas-style" resort to the Colorado market. In addition to its quality accommodations and high level of service, the Company plans to add a conference center to the Double Eagle this winter. Management believes this addition will enhance its revenue producing capabilities by offering accommodations for business meetings and retreats.

Creeker's Casino

Creeker's management is constantly analyzing slot machine performance data to design optimal floor layouts and machine mix to attract players. Several slot machine game themes have been changed and others are in the process of being changed. As a result, Creeker's has realized increased play and significantly improved revenues. The Company is currently working with its architects and interior designers to upgrade and remodel Creeker's. The improvements will include the addition of new slot machines and new game themes. This upgrade is a prelude to the planned addition of the new Creeker's Hotel in late 1997.

Double Eagle Hotel & Casino

The Double Eagle is designed to be a modern, state-of-the-art hotel and casino featuring 159 hotel rooms and suites, over 750 slot machines, and 5 table games spanning a 45,000 square foot casino on two levels. This facility employs the latest in lodging and gaming network systems for reservations and player tracking, inter-linked voice and data communications, and computerized ventilation and environment controls.

Located on the southwestern corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue come together, the Double Eagle provides superior access and visibility to all motorist and pedestrian traffic entering and exiting Cripple Creek. The exterior of the building is designed to be reminiscent of the historic structures which adorned the streets of Cripple Creek during the pre-World War I era. The interior of the Double Eagle is themed to offer the hospitality and glamour of the "roaring 20's". With its breathtaking stained glass (Envelex) barrel ceiling, complete with two five foot gold-leaf renditions of a 1927 Double Eagle coin, elegant winding staircases, and large, three-dimensional, themed progressive slot machine signs throughout, the Double Eagle offers its guests an unforgettable gaming experience. As an added convenience to its guests, the Double Eagle offers free valet parking from its port-o-couche and free shuttle bus service to and from the hotel/casino, Creeker's Casino, and its own 6-acre parking lot.

The hotel rooms are designed with elegance in mind, featuring suites with hot tubs, fireplaces, and big screen televisions. Room service, an up-scale restaurant, two entertainment bars, a gift shop, and a full service staff will ensure the needs of the guest are always serviced.

COMPANY REVENUE

Casino revenues for the quarter were up compared to the same period twelve months ago. Operating revenues for the quarter ending July 31, 1996 totaled $2,230,537, compared to revenues of $1,435,634 for the same period in 1995, representing an increase of over 55%. Although the Company attributes the increase in gaming revenue to the continued improvement of Creeker's through the strategic selection and placement of new slot machines, a significant portion of that growth is the result of an aggressive promotional advertising and marketing campaign. Operating expenses for this quarter also rose from $1,255,814 to $2,382,700 representing a 90% increase from one year ago. This increase is primarily due to the additional payroll associated with initial staffing for the Double Eagle and related general and administrative expenses.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

During the quarter, $3,500,000 of preferred convertible stock, Series Two was converted into 2,056,308 shares of common stock. Also, $1,000,000 of convertible debt was converted into 452,435 shares of common stock resulting in a total of 33,710,886 shares of common stock issued and outstanding.

Results of Operations

For the six months ending July 31, 1996, Creeker's reported revenues from casino operations of $2,012,689 compared to $1,268,107 for the same period from one year ago, representing an 58% increase. Due to $858,000 in additional labor and related general and administrative expenses associated with Double Eagle staffing, the Company incurred a net consolidated loss from operations of ($152,163) compared to a profit of $179,820 in 1995. Interest expense in the amount of $571,611 ($492,921 of which was associated with the financing of the Double Eagle project) further reduced the net figure to a quarter loss of ($723,774).

Operating expenses increased by over 70% from to $2,966,071 to $5,044,021 for the same 9-month ending period due primarily to the Double Eagle development expenses and depreciation and amortization expenses related to the acquisition of additional capital equipment. Expenses for Creeker's casino operations increased by approximately 58% from $1,246,406 to $1,971,004 due to complimentary offers associated with an aggressive promotional and marketing campaign during the past nine months. This increase accounted for additional cost of labor and merchandising material used during the same period.

Expenses for food, beverage and other also increased from $557,494 to $772,141 reflecting an increase in revenues which rose by 58% to $533,739 for the same period. A large part of this increase coincides with the Company's heightened marketing strategy through which liquor, soda and pizza were offered complimentary to casino patrons.

General and administrative expenses rose nearly 72% from $965,617 to $1,661,916 during the same nine month period, with a significant portion of the increase attributed to corporate support of the Double Eagle project.

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

Operating results for the quarter ending July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1995.

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

COLORADO CASINO RESORTS, INC.
Registrant

______________________
Rudy S. Saenz
President & CEO
Principal Executive Officer


______________________
Farrid E. Tannous
Treasurer & CFO
Principal Financial Officer

September 12, 1996