Form 10KSB
period 1996-10-31
COLORADO CASINO RESORTS INC
filed 1997-01-29
CIK 726569

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For fiscal year ended October 31, 1996

                    Commission File Number: 0-24846

                     COLORADO CASINO RESORTS, INC.
         (Exact name of Registrant as specified in its Charter)

      Texas                                             84-1303693
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification
No.)

                         304 South 8th Street
                               Suite 201
                      Colorado Springs, CO  80905
                            (719) 635-7047
     (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                    Common Stock, $0.001 Par Value
                           (Title of Class)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                    Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State  the   registrant's   revenues  for  its  most  recent  fiscal  year:
$10,615,318.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 24, 1997 was approximately $51,806,567 based upon the average reported closing bid and asked price of such shares. As of January 24, 1997, there were 34,537,711 shares outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE:
  Proxy Statement from Annual Meeting of Shareholders dated September
                               19, 1996


                           Table of Contents


Part I

     Item 1.Business ..............................................     3

     Item 2.Properties ............................................    11

     Item 3.Legal Proceedings .....................................    12

     Item 4.Submission of Matters to a Vote of Stockholders .......    12


Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.....................    13

     Item 6.   Management Discussion and Analysis of Financial Condition
               and Results of Operations...........................    13

     Item 7.   Financial Statements ...............................    16

     Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..............    16


Part III

     Item 9.   Directors and Executive Officers of the Registrant      16

     Item 10.  Executive Compensation .............................    17

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management .....................................    18

     Item 12.Certain Relationships and Related Transactions .......    19

     Item 13.Exhibits and Reports on Form 8-K .....................    19

                                Part I

Item 1.     Business

General

     Colorado Casino Resorts, Inc. (the "Company" or "CCRI"), a Texas corporation, is a Colorado-based casino and hotel development company which presently owns and operates casino and hotel/casino properties in Southern Colorado.

     Reorganization and Merger. The current structure of the Company is the result of a reorganization and merger effected by Airline of the Virgin Islands, Inc. (originally incorporated under the laws of the Virgin Islands on March 25, 1982 and reincorporated in the state of Texas on March 15, 1993) and Lyric Development Company, Inc. ("Lyric"). On January 14, 1994, the Company completed a reorganization with Lyric whereby the Company issued additional shares of common stock to the shareholders of Lyric in exchange for 100% of the outstanding common stock of Lyric. The Company's early operations had been devoted primarily to acquiring land in Cripple Creek, Colorado, for future development, identifying acquisition candidates, obtaining financing, raising capital, and initial land development planning. On March 15, 1995, effective with the merger of Creeker's, Inc., an on-going casino operation, the Company ceased to be a development stage company. The merger was accounted for as a pooling of interests. On March 29, 1995, the Company began trading in the NASDAQ SmallCap Market under the symbol: CCRI.

     Casino Properties. Presently, the Company owns and operates Creeker's Casino ("Creeker's"), and the Double Eagle Hotel & Casino (the "Double Eagle") through its two wholly-owned subsidiaries, Creeker's, Inc. and Double Eagle Resorts, Inc., respectively. Both properties are located in Cripple Creek, Colorado, with the Double Eagle being the largest hotel/casino in the state of Colorado. Combined, Creeker's and the Double Eagle account for the Company a total of 980 slot, keno, and video poker machines, seven blackjack tables, four bars, two restaurants, a gift shop and a hotel with 158 rooms and suites.

     Creeker's Casino. Creeker's Casino, resembling a Victorian-style historic structure of the late 1800's, is located at the corner of 3rd Street and Bennett Avenue in the center of town. Creeker's offers its customers a friendly, "down-to-earth" atmosphere in which to enjoy gaming activities. Within its 19,000-square foot casino, it offers 246 slot machines, two blackjack tables, two bars, a restaurant featuring buffet-style meals, and entertainment areas. Creeker's currently employs approximately 90 people and is open seven days a week from 8:00 a.m. to 2:00 a.m., as limited by Colorado gaming regulations.

     The Double Eagle Hotel & Casino. Through the new Double Eagle Hotel & Casino, the Company established the first major hotel and casino serving the greater Colorado Springs area with a growing population base, approaching one million. Unlike existing gaming facilities in the Cripple Creek area, which offer limited or no overnight accommodations, inconvenient parking and few non-gaming amenities, the Double Eagle features 158 hotel rooms and suites, a 400-space parking lot with free valet parking and shuttle transportation, and a 45,000- square foot casino offering 746 slot machines and five blackjack tables. The facility also includes a 100-seat restaurant, Lombard's, two bars and a gift shop.

     The Double Eagle Hotel & Casino was designed to be a modern, state-of-the-art hotel and casino with the grandeur of Las Vegas in mind. This facility employs the latest in lodging and gaming network systems for reservations and hotel guest check-in, player tracking, inter-linked voice and data communications, and computerized ventilation and environment controls. The exterior of the building is designed to be reminiscent of the historic structures which adorned the city of Cripple Creek during the pre-World War I era while the interior is themed to present the glamour and splendor of the "Roaring 20's." With its simulated stained glass barrel ceiling, elegant winding staircases, and colorful three-dimensional casino signs, the Double Eagle offers its guests a unique and unforgettable gaming experience. Located on southwest corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue intersect, the Double Eagle provides superior access and visibility to motorists entering and exiting the City of Cripple Creek. It currently employs approximately 272 people and is open seven days a week. Its casino is limited to open, by law, from 8:00 a.m. to 2:00 a.m. while its hotel is open 24 hours.

Business and Marketing Strategy

     The Company's business strategy is to offer casino gaming and a full range of amenities in a friendly atmosphere that caters to middle and upper-middle income customers. Incorporating the distinction between Creeker's Casino and the Double Eagle Hotel & Casino in its marketing efforts, management believes it is able to increase gaming activity at its respective casinos by attracting customers from two market segments.

     Creeker's targets middle to upper-income customers from the greater Colorado Springs area and surrounding communities who prefer to make day trips to Cripple Creek. Because of its smaller size and "down-to- earth" atmosphere, Creeker's appeals to many customers who enjoy a cozier environment and the personal touch offered by its friendly employees. Free pizza and a hearty buffet served in its restaurant further heightens Creeker's attractiveness to this market segment.

     The Double Eagle appeals to higher income patrons because of its "Las-Vegas" style casino atmosphere, upscale hotel and restaurant facilities and a variety of special events. With the largest number of rooms and elegant suites in Cripple Creek, free valet parking under a covered car port, and an exciting and lively atmosphere, the Double Eagle attracts customers who enjoy spending multiple days of gaming within a facility which offers the hospitality and convenience of first-class accommodations. In addition, the Company anticipates that the planned convention facilities at the Double Eagle will attract new players by capturing meeting and small convention business for the Double Eagle.

     Effective Marketing and Promotion. The Company's marketing strategy has been to aggressively promote its two properties to customers in the identified market segments. Through the use of radio and print advertising, promotional coupons and special events designed uniquely to address each market segment, management attracts players to its respective properties. Promotional allowances, such as complimentary rooms, food, beverage and entertainment are used at both casinos to reward and retain its customers. Specifically, Creeker's promotes coupons for free bus transportation, discounts on buffet meals, and cash and prize give-aways while the Double Eagle offers discounted and complimentary hotel rooms, complimentary dinners at Lombard's Restaurant, and cash sweepstakes to attract respective customers.

     The implementation of the "Winners Circle" slot club at both Creeker's and the Double Eagle, and the use of a player tracking system which monitors the wagering of its customers, provides the Company with an important tool for understanding its customer base. Information from the computerized tracking system assists management to plan and direct marketing efforts to its customers in both market segments.

     Emphasis on Slot Play. Responding to the increased popularity of slot machines over the past several years and recognizing that most revenues are generated by slot machines in a limited stakes market, the Company has focused its gaming mix toward slot, keno, and video poker machines. At Creeker's, management chose to increase the number of slot machines to 234, while limiting the number of table games to two blackjack tables. The same philosophy was implemented at the Double Eagle which has 746 slot machines and five blackjack tables.

     As members of the Winners Circle, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the Winners Circle based on their point totals with various cash and gift prizes. During fiscal year 1996, Creeker's signed up 11,000 members to the Winners Circle while the Double Eagle welcomed 14,000 new members to the "club" during the two months its casino was in operation during the fiscal year.

The Cripple Creek Market

     A small mountain town located approximately 45 miles southwest of Colorado Springs on the western boundary of Pikes Peak, Cripple Creek is a historic mining town originally founded in the late 1800's following a large gold strike. Primarily a tourist town, its traffic is heaviest in the summer months and decreases to a low point in the winter months.

     Cripple Creek is one of three Colorado historical cities where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 35% of the gaming devices and generated 25% of the gaming revenues for these three cities during the calendar year ended December 31, 1996.

     The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market from calendar year 1993 through 1996.

                       Gaming Revenue by Market
================================================================================
($  in  Thousands)  1993       1994      %Change    1995      %Change    1996   %  Change
--------------------------------------------------------------------------------
Cripple Creek   $ 68,736   $ 82,280     19.7%     $ 94,029     14.3   $102,873      9.4%
Central City    $ 78,964   $ 69,702    (11.7%)    $ 94,468     35.5%  $ 88,870     (5.9%)
Black Hawk ..   $112,140   $173,703     54.9%     $195,856     12.8%  $219,911     12.3%

     Gaming in Colorado is "limited stakes," which restricts any single bet to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 94% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation. Management's belief is also based upon the fact that a majority of the slot machines of Creeker's Casino and all of the slot machines of the Double Eagle are equipped with embedded bill validators which accept bill denominations of up to $100.

     Although there are currently 26 casinos in Cripple Creek, 10 are small, with an average of 115 gaming devices. In addition, until the opening of the Double Eagle, there were only limited overnight accommodations available in Cripple Creek. Based on these and other factors, the Double Eagle Hotel and Casino represents management's belief that the casinos which will be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a "critical mass", and, ideally, can offer hotel accommodations.

     The Company faces competition from other casinos in Cripple Creek. Although there can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to those initiated by the Company, or that large, established gaming operators will not enter the market, management believes that the timely opening of the Double Eagle has secured a lucrative position for the Company in the Cripple Creek gaming market.

Competition

     Intense competition characterizes the Cripple Creek and Black Hawk/Central City markets. A number of Colorado casinos have ceased operations and other have filed for protection under Chapter 11 of the Bankruptcy Code. Other casinos have closed temporarily or reduced their number of employees, and many casinos may not be operating profitably.

     The Company competes with several established casino operators, some of which have greater financial resources, experience and expertise than the Company. Because of the intense nature of this competition, there can be no assurance that the Company's present operations will not be adversely affected or that its proposed expansion activities will be undertaken or will prove to be economically successful.

     Management of the Company believes the Double Eagle Hotel & Casino will successfully compete in its market primarily due to the fact that it was designed to be a hotel and casino from the ground up unlike most other operations which were converted to casinos from saloons and general stores. In addition, management of the casino has developed internal programs with its employees to ensure customers are provided a congenial, friendly, safe, service driven, relaxing environment in which gaming becomes an exciting, fun, energetic activity. In the management's opinion, these factors, coupled with unique marketing programs specifically directed at active customer participation, provides the basis on which the Double Eagle competes in its market area.

     From time to time, casino companies have publicly expressed an interest in pursuing development or expansion in the Cripple Creek market. It appears that national, regional, state and local competition for the casino gaming market in general will be extremely high during the foreseeable future, as casino gaming activities expand in traditional gaming states and in new jurisdictions, a number of which have adopted or are considering gaming legislation.

     In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in far southwestern Colorado. The Company expects many competitors to enter such new jurisdictions that authorize gaming, some of whom may have greater financial and other resources than the Company. Such proliferation of gaming activities could significantly and adversely affect the Company's business. Although there are no current proposals to expand gaming into other areas in Colorado, if gaming is allowed in or near any metropolitan area, such as Colorado Springs, from which the Company draws customers, such expansion would have a material adverse effect on the Company's business.

     Colorado law requires local voter approval for any expansion of limited gaming. State and local public initiatives regarding limited gaming in Colorado are being actively pursued. Several cities within Colorado have active citizens' lobbies, which in the past, were able to place limited gaming initiatives on the November 1994 and 1996 statewide ballot. These initiatives failed by substantial margins. The 1996 initiative to permit limited gaming in Trinidad, Colorado, located approximately 200 miles south of Cripple Creek, on the New Mexico border was placed on the November 1996 ballot and also failed. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting the Company's current business activities. In addition, the Company's casinos in Colorado will compete with casinos in other parts of the United States as legalized gambling continues to proliferate.

     The Company is actively seeking to expand its casino operations into jurisdictions that have legalized or are expected to legalize gaming in the future. There can be no assurance that the Company will be able to identify suitable casino projects in which to invest or will be able to complete any such projects as scheduled or planned. The Company's ability to complete and operate new casino projects will be dependent on a number of factors, many of which are beyond its control, including identification of suitable partners (if needed), negotiation of acceptable terms, securing the required local, state, (or foreign) licenses, permits and approvals, voter and other political approvals, and any other trends. As a result, there can be no assurance that the Company will be able to develop its current casino operations beyond the Colorado market. In addition, the Company may incur costs in connection with pursuing new gaming opportunities that it cannot recover and may be required to expense a portion of these costs, which may negatively affect the Company's reported operating performance for the periods the costs are expensed.

Employees

     As of January 24, 1997, the Company employed approximately 367 persons on an equivalent full-time basis, including cashiers, dealers, housekeepers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. Of this total, approximately 90 people work at Creeker's Casino and 272 people work at the Double Eagle Hotel & Casino. The balance work at the corporate offices. None of the Company's employees are covered by a collective bargaining agreement and none are represented by labor unions.

Seasonality

     The Company's business is not considered to be seasonal, however, the anticipated highest levels of business activity (in Colorado) will occur during the tourist season (i.e., from May through September). Its base level (i.e., November through May) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

                        Governmental Regulation

     The Company's gaming operations are subject to strict governmental regulations at federal, state and local levels. Statutes and regulations can require the Company to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning  equipment,  machines,  tokens,  gaming  participants,  and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers or stockholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which the Company may do business. Management believes that the Company is in compliance with applicable gaming regulations.

Colorado Gaming Regulations

     The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming. The Director of the Division, under the supervision of a five-member Colorado Commission, has been granted broad power to ensure compliance with the gaming laws and regulations adopted thereunder (the "Colorado Regulations"). The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He also may conduct detailed background investigations of persons who loan money to the Company.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The failure or inability of the Company, CreekerOs Casino, Double Eagle Hotel & Casino or others associated with the Company to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company. All persons employed by the Company, CreekerOs and the Double Eagle and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple-license prohibition if: (i) such person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee;
(iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the Company's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and Commission's rule.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than five percent (5%) of such voting securities of a licensee.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in CreekerOs or the Double Eagle, through their ownership in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in CreekerOs or the Double Eagle, through their ownership in the Company, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of CreekerOs and/or the Double Eagle, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid for by the person in question. The "associated person" investigation fee currently is $37 per hour.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act; (ii) all officers, directors and stockholders of a licensed privately held corporation; (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation;
(iv) all general  partners and all limited  partners of a licensed  partnership;
(v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company); (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming; and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

     In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, promptly must provide to the Colorado Commission or Director all information which may be requested concerning: financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified; (ii) fails to provide information and documentation requested; (iii) has been, or has any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of certain crimes, including gambling- related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes, is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (iv) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Commission determines that a person or entity is unsuitable to own interests in the Company, then the Company, CreekerOs and the Double Eagle may be sanctioned, which may include the loss by the Company, CreekerOs and the Double Eagle of their respective approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities, but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. Under the regulations, the Colorado Commission may, in its discretion, require additional information and prior approval of such public offering. In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof such as the Company, from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as the Company, to file for a finding of suitability if required by the Colorado Commission.

     In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require the Company, CreekerOs and the Double Eagle to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable.

     A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Colorado Commission. The Company may not sell any interest in CreekerOs and the Double Eagle without the prior approval of the Colorado Commission.

     Under the Colorado Regulations, the Company may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in the Company or the current market price. Under the Colorado Regulations, the Company cannot make any distribution, pay any remuneration or recognize the vote of any unsuitable person.

     CreekerOs and the Double Eagle must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. CreekerOs and the Double Eagle also must not exceed certain gaming square footage limits as a total of each floor and the full building. CreekerOs and the Double Eagle may operate their casinos only between 8:00 a.m. to 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Furthermore, as a result of new regulations effective on October 1, 1996, individuals under the 21 years may not be present in designated gaming areas within the casino. CreekerOs and the Double Eagle may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. However, they may not provide credit to its gaming patrons.

Gaming Taxes and Fees

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% over $2 million up to and including $4 million, 14% over $4 million up to and including $5 million, 18% over $5 million up to and including $10 million and 20% on adjusted gross gaming proceeds in excess of $10 million. The Colorado Commission also has imposed an annual device fee of $75 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. Cripple Creek has imposed an annual device fee of $675 per gaming device for the first 50 devices and $1,200 per gaming device thereafter and may revise the same from time to time.

Colorado Liquor Regulations

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of CreekerOs Casino and the Double Eagle Hotel & Casino, through their ownership of the Company, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company. The Double Eagle and Creeker's hold a retail gaming tavern license for their casino and restaurant operations. Accordingly, no person with an interest in the Company can have an interest in a liquor licensee which holds anything other than a gaming tavern license, and specifically cannot have an interest in an entity which holds a hotel and restaurant liquor license.

Item 2.     Properties

     Corporate Offices. The Company leases approximately 2,700 square feet of office space at 304 South Eight Street, Suite 201, Colorado Springs, Colorado from an unaffiliated party. The term of the lease is until July 31, 1998 with annual rental payments totaling $28,308 through July 31, 1997, and increasing to $29,723 per year through the end of the term.

     Creeker's Casino. Creeker's Casino is a three story building which houses a 19,000 square foot casino with 234 slot and video devices, two blackjack tables, two bars, a 110-seat restaurant, and areas for live entertainment. Creeker's is a corner property with 50 feet of frontage on Bennett Avenue, the major gaming thoroughfare in Cripple Creek, Colorado, and 150 feet of frontage on 3rd Street.

     Double Eagle Hotel & Casino. The Double Eagle Hotel & Casino six story building situated on a 24,750 square foot lot. The hotel houses 158 rooms and suites while the 45,000 square foot casino offers 746 slot and video devices, five blackjack tables, two bars, a 100-seat restaurant, and gift shop. The Double Eagle is the largest single property in Cripple Creek with 225 feet of frontage on Bennett Avenue and 110 feet of frontage on 5th Street. In addition, the Double Eagle owns a six-acre lot (the "Southern Boy" site), located 75 yards southwest of the building, used for employee and guest parking. The lot accommodates approximately 400 vehicles.

     Myers Avenue Site. The Company presently owns a one acre parcel of property, consisting of 40,705 square feet of land, situated 80 yards west of Creeker's Casino in Cripple Creek. This property, located on the corner of 4th Street and Myers Avenue, is currently zoned for gaming and is held by the Company for future development.

Item 3.     Legal Proceedings

     Except non-material litigation incident to its ordinary course of business, the Company is not a party to, and is not aware of any threatened litigation which could have a material adverse effect on its business or results of operations.

Item 4.     Submission of Matters to a Vote of Stockholders

     At the annual meeting of stockholders of the Company held on September 19, 1996, the stockholders considered and voted on the following items:

          i) Three persons nominated by the Board of Directors for election as directors to serve until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified, along with the voting outcome which resulted in each nominee being elected (as a group) as a director, were as follows: Votes Votes Votes Nominees Cast For Cast Against Abstained Rudy S. Saenz, Gilbert M. Sisneros, 29,268,415 5,000 0 and Michael S. Smith

          ii) Proposal to change the Company's state of incorporation from Te xas to Colorado by means of a merger of the Company into Colorado Casino Resorts, Inc. II, a newly organized Colorado corporation wholly owned by the Company, was voted on and unanimously accepted.

          iii) To ratify the selection of Williams, Richey & Co. to serve as the
     Company's   independent   auditors   until  the  next  annual   meeting  of
     stockholders was voted on and unanimously accepted.

                                Part II

          Item 5.Market for Registrant's Common Equity and Related Stockholder Matters

     The common stock began trading in the NASDAQ SmallCap Market on March 29, 1995. The following table sets forth the low and high bid price per share quotations as reported on the NASDAQ SmallCap Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

Fiscal Year Ending October 31, 1995:
                                                       High      Low
First Quarter (from March 29, 1995)..................  $3 3/4    $2 3/4
Second Quarter.......................................  $4 3/4    $2 3/8
Third Quarter........................................  $5 1/4    $3 5/8
Fourth Quarter.......................................  $5 1/8    $3 1/2

Fiscal Year Ending October 31, 1996:
                                                       High      Low
First Quarter........................................  $4 3/4    $4 3/8
Second Quarter.......................................  $4 5/8    $4 3/8
Third Quarter........................................  $2 5/8    $2 1/4
Fourth Quarter.......................................  $2 3/8    $2 3/16

     At October 31, 1996, the Company had approximately 205 holders of record of its voting common stock; management estimates that the Company has approximately 1,614 additional beneficial holders of its common stock held in names of brokers and securities depositories.

     At the present time, management of the Company intends to use any earnings which may be generated to finance the growth of the Company's business. Accordingly, the Company has not paid or declared cash distributions or dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Future payment of cash dividends rests within the discretion of the Board of Directors and is based on the Company's earnings, financial condition, capital requirements and other factors.

     Item 6.Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During the fiscal year ended October 31, 1996, the Company formed a wholly owned subsidiary, Double Eagle Resorts, Inc., to conduct business as the Double Eagle Hotel & Casino in Cripple Creek, Colorado. Effective August 1, 1996, the Company transferred assets and liabilities, related to the Double Eagle, in the net amount of $15,315,296 to the subsidiary in a tax-free exchange. On July 27, 1996 the Company opened the hotel and Lombard's Restaurant (at the Double Eagle) for business and, upon receiving its gaming license from the Colorado State Division of Gaming, opened the casino and bars on August 29, 1996. The Company's results of operations for 1996 include the activities of the Double Eagle Hotel & Casino and Creeker's Casino.

     The Company reported net operating revenues for fiscal 1996 of $10,615,318, an increase of $6,408,383, or 152% from the $4,206,935 recorded in 1995. Of the increase, $3,947,536, or 62% of the total increase, was attributable to one quarter of operations of the Double Eagle Hotel & Casino. Although, income from operations, net of pre- opening expenses, amounted to $1,205,917, representing a 1,194% increase over the $93,200 reported in 1995, the Company reported a net loss of ($3,330,761) or ($0.1035) per share compared to a net loss of ($462,059) or ($0.0150) per share in fiscal year 1995. Contributing to the loss was an increase in interest expenses of $1,856,598 and a one-time charge for pre-opening expenses of $2,298,763, both associated with building and opening the Double Eagle.

     Casino. Fiscal 1996 casino revenues increased $5,678,424, up 142% from fiscal 1995 casino revenues of $4,006,694 to $9,685,118. The two months of operations of the Double Eagle casino provided $3,228,098 of the increase. Casino costs and expenses increased 42% with the opening of the Double Eagle from $2,085,345 to $2,957,923 in fiscal 1996. While the Double Eagle accounted for 57% of the casino revenue growth, it accounted for the entire $872,578 increase in casino expenses. Creeker's casino revenues grew by over 61%, while casino expenses remained relatively flat with a 2% increase from fiscal 1995 to fiscal 1996. Management attributes this improvement to aggressive marketing and successful promotions, implementation of the "Winners Circle" slot club, as well as, the selection and addition of new gaming devices with bill validators. As of October 31, 1996, Creeker's had 234 gaming devices and two blackjack tables while the Double Eagle had 746 gaming devices and five blackjack tables.

     Hotel and Gift Shop. Revenues from the hotel and gift shop amounted to $507,825, representing approximately 5% of total operating revenues in fiscal 1996. The 158-room hotel was open for three months while the gift shop was open for one month during the fiscal year. Hotel and gift shop expenses of $398,263 constituted 78% of the revenues, due primarily to initial inventories and start-up expenses.

     Restaurant and Bar. Restaurant and bar revenues improved by 81%, up $162,959 to $363,200 in fiscal 1996, net of promotional allowances of $385,432 and $214,518 in fiscal 1996 and 1995, respectively. Just over $130,000 of the increase was provided by three months of operations of the new Lombard's Restaurant, located in the Double Eagle. Lombard's is a 100-seat, up-scale restaurant serving made-to- order meals from its American-Continental menu. Food and beverage costs and expenses rose by 116%, up $650,773 to $1,210,615, with restaurant and bar operations at the Double Eagle accounting for 63% of the increase.

     General and Administrative. General and administrative expenses increased 237%, up $2,648,073 to $3,765,232 for fiscal 1996. Approximately $672,104, or
25% of the increase, was directly attributable to the new operations at the Double Eagle. Marketing and promotional expenses of $670,000 at Creeker's constituted another 25% of the total increase, with the balance attributable to increases in payroll and certain overhead costs at the corporate offices and Creeker's.

     Depreciation. Depreciation expense increased 207%, up $725,979 to $1,077,368 for fiscal 1996, with 72% of the increase, approximately $525,000, primarily due to capital spending associated with the Double Eagle. The remaining increase of approximately $200,000 is attributable to the addition of new gaming devices at Creeker's.

     Interest Expense. Interest expense, net of interest capitalized of $1,241,199, increased $1,856,598, or 334% from fiscal 1995 to fiscal 1996. This increase was attributable to the Double Eagle financing, including equipment financing, higher consolidated debt levels, and higher interest rates.

     Pre-Opening Expenses. As a result of opening the Double Eagle Hotel & Casino in fiscal 1996, the Company recognized $2,298,763 in pre-opening expenses. These charges had been incurred in connection with the development and opening of that property. Approximately $1,500,000, or 65% of the total pre-opening expenses, is due to the initial progressive jackpot liability reserves, while the balance is composed of the pre-opening payroll, gaming taxes, marketing costs and supplies.

Liquidity and Capital Resources

     The Company's  primary  sources of liquidity and capital  resources to date
have  been  cash  flow  from   operations,   borrowings   under  various  credit
arrangements, and equity capital from private placements.

     At October 31, 1996 the Company had cash and cash equivalents totaling $2,828,994 and $1,000,000 available under a revolving line of credit. Cash flow from operations for fiscal 1996 was $2,495,032, while cash flow from financing activities totaled $19,817,736. Net cash used in the purchase and construction of land, building and capitalized expenditures for property and equipment of $21,058,919 was funded by the infusion of $18,375,000 in debt and $4,275,000 in equity capital during fiscal 1996.

     Additionally, the Company entered into eight equipment financing agreements to fund the acquisition of gaming and associated equipment. The outstanding balance under these equipment financing agreements at October 31, 1996 was $7,320,941. Under the terms of six agreements, repayments of principal and interest are due in 36 monthly installments, while two agreements require repayments of principal and interest in 60 monthly installments. All equipment financing agreements are secured by the equipment financed under such agreements. The obligations under the financing agreements are guaranteed by the Company.

     The $1,000,000 revolving line of credit requires interest payable monthly at the prime rate plus 1% and contains certain financial and other covenants. These covenants require the Company to use the line of credit only to fund the progressive jackpot liabilities at the Double Eagle Hotel & Casino. The line of credit is secured by a second deed of trust on the hotel/casino. There was no outstanding balance under the line at October 31, 1996.

     The Company has demonstrated its ability to raise debt and equity capital, as needed, over the past four years and may seek to raise additional equity capital in the future, although there are no present plans to do so. However, the Company intends to seek permanent debt financing in order to take out more expensive construction debt. Specifically, the Company anticipates refinancing its near-term obligations of approximately $13,700,000 during the second fiscal quarter. It is expected that substantially all of the assets of the two Cripple Creek properties would be pledged as security for repayment of the debt. It is likely that the terms of the debt would place certain restrictions on the Company's ability to pay dividends and incur additional debt, and would require the Company to maintain certain financial ratios. There can be no assurance that the financing can be obtained on terms acceptable to the Company.

     Management believes that the Company has sufficient financial resources at October 31, 1996 to meet its foreseeable obligations and to pursue a number of growth opportunities. Other than the proposed addition of a 60-room hotel to Creeker's Casino and construction of a conference center within the Double Eagle, both of which are dependent on additional financing, most of the Company's near-term growth opportunities are to a large degree discretionary and are not expected to require significant investment or commitment of the Company's financial resources.

     Item 7. Financial Statements

     The consolidated financial statements and supplementary data are as set forth in "Index to Consolidated Financial Statements" on page F-1 hereof.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                               Part III

     Item 9. Directors and Executive Officers of the Registrant

     The following table sets forth information regarding the officers and directors of the Company:

Name                     Age           Positions Held               Since
----                     ---           --------------               -----
Rudy S. Saenz            41        President, Chief Executive       January 1992
                                   Officer and Director

Gilbert M. Sisneros      57        Vice President and Director        March 1995

Michael S. Smith         37        Secretary, General Counsel       January 1993
                                   and Director

Farid E. Tannous         30        Treasurer and Chief Financial   February 1996
                                   Officer

     Rudy S. Saenz is President and a Director of the Company and its subsidiary Double Eagle Resorts, Inc., and predecessors since 1992. From 1989 through 1992, Mr. Saenz was employed in marketing and new business development at Hughes Aircraft Company. Rudy received a Bachelors of Science in Engineering from the University of California at San Diego in 1982.

     Gilbert M. Sisneros is Vice President and a Director of the Company since 1995. Mr. Sisneros had been owner and President of Creeker's, Inc., a casino in Cripple Creek, Colorado since 1991. From 1983 to 1991, he was owner and President of Metro Wholesale, Inc., a food supply company in Colorado Springs, Colorado. Gilbert attended Leadville Community College in Leadville, Colorado.

     Michael S. Smith is Secretary, General Counsel and a Director of the Company since 1992. Mr. Smith has also been a self-employed attorney in Denver, Colorado since 1992. Prior to joining the Company, he was an attorney with McKenna & Cueno from 1991 to February, 1992. He received a Bachelors of Arts from Marquette University in 1981 and a Juris Doctoris degree in 1984.

     Farid E. Tannous is Treasurer and Chief Financial Officer of the Company since February, 1996. Prior to joining the Company, Mr. Tannous was Vice President and Chief Financial Officer of Phoenix Micro-Lite, Inc., a privately held start-up company in Los Angeles, California. Mr. Tannous was also owner and President of F.E. Tannous & Company Investment Management Group in Beverly Hills, California from July, 1994 to February, 1996. Previously, he was a Business Analyst with Hughes Power Products, Inc. and engineer in various divisions of Hughes Aircraft Company. In June of 1994, Farid received an MBA in finance and accounting from the University of Chicago. He also holds a Masters
(1990) and a Bachelors (1988) of Science in Electrical Engineering from the University of Southern California.

     Item 10. Executive Compensation

     The table  below  sets forth  executive  compensation  for the period  1993 through 1996 to the officers of the Company:

                      Summary Compensation Table
================================================================================
Name and                 Fiscal         Annual           Annual  Other Annual  LTIP     All Other
Principal Position       Year End       Salary           Bonus   Compensation  Payouts Compensation
------------------       --------       ------           -----   ------------  --------------------
Rudy S. Saenz            10/31/96       $148,000       $220,000      none      none      none
President & CEO          10/31/95       $120,453           none      none      none      none
                         10/31/94           none           none      none      none      none
                         10/31/93           none           none      none      none      none

Gilbert M. Sisneros      10/31/96       $148,000       $220,000      none      none      none
Vice President           10/31/95       $232,962           none      none      none      none
                         10/31/94        $26,000           none      none      none      none
                         10/31/93           none           none      none      none      none

Michael S. Smith         10/31/96           none           none      none      none      none
Secretary &              10/31/95           none           none      none      none      none
General Counsel          10/31/94           none           none      none      none      none
                         10/31/93           none           none      none      none      none

Farid E. Tannous         10/31/96        $48,462           none      none      none      none
Treasurer & CFO

     Directors  of  the  Company  who  are   full-time   employees   receive  no
compensation for their services as directors. All of the directors of the Company are full-time employees.

     The table below sets forth information concerning the exercise of options during 1996 along with the aggregate 1996 year-end option holdings of the officers of the Company:

    Aggregated Option Exercises in 1996 and Year-End Option Values
                             Common Stock
================================================================================
                                                  Number of securities   Value of unexercised
                                                  underlying options at       in-the-money
                     Shares Acquired   Value       October 31, 1996            options at
Name                  on Exercise    Realized  Exercisable/Unexercisable   October 31, 1996
----                    -----------   --------  -------------------------   ----------------
Rudy S. Saenz              none        none        140,000/320,000             $382,500
Gilbert M. Sisneros        none        none           0/250,000                 $93,750
Michael S. Smith           none        none          20,000/85,000              $69,375
Farid E. Tannous           none        none           0/100,000                 $37,500

     The table below sets forth information concerning grants of options during 1996 to the officers and key employees of the Company under a Non-Qualified Stock Option Plan:

                      Option Grants of 1996 - Common Stock

                      Number of securities   Percent of total
                          underlying         options granted  Exercise      Expiration
Name                    options granted      to employees     Price            Date
----                    ---------------      ------------     -----            ----
Rudy S. Saenz                 250,000           30.58%        $2.00        August, 2004
Gilbert M. Sisneros           250,000           30.58%        $2.00        August, 2004
Michael S. Smith               75,000            9.17%        $2.00        August, 2004
Farid E. Tannous              100,000           12.23%        $2.00      February, 2004
All key employees
   as a group                 142,500           17.43%        $2.00        August, 2004

     On March 26, 1996, the Company made a commitment to issue a warrant for 30,000 shares exercisable at $3.00 per share to a certain investment agent as compensation for services rendered related to a $1.5 million private placement. As of October 31, 1996, the warrant had not been issued.

     On May 10, 1996, the Company issued a warrant for an aggregate amount of 30,000 shares exercisable at $3.00 per share to outside legal counsel as compensation for legal services rendered. The warrant entitles the holder to exercise up to 20,000 shares during calendar 1996, and 10,000 shares in calendar 1997. The warrant expires two years from the date of issue.


Item 11.       Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of the Company's common stock and the officers and directors of the Company:

                    Name and Address                   Amount of           Percent of
Title of Class      of Beneficial Owner           Beneficial Ownership       Class
--------------      -------------------           --------------------       -----
Common              Rudy S. Saenz
$0.001 par value    304 S. 8th Street, Suite 201       11,883,610            34.41%
                    Colorado Springs, CO 80905

Common              Gilbert M. Sisneros
$0.001 par value    304 S. 8th Street, Suite 201       11,853,610            34.32%
                    Colorado Springs, CO 80905

Common              Michael S. Smith
$0.001 par value    304 S. 8th Street, Suite 201            2,500          Less than 1%
                    Colorado Springs, CO 80905

Common              All Officers and Directors         23,739,720            68.74%
$0.001 par value    as a group (three persons)

Common              Total shares issued/outstanding    34,537,711           100.00%

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of its outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers and stockholders who own more than 10% are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were satisfied.

     Item 12. Certain Relationships and Related Transactions

     Michael S. Smith, Secretary and General Counsel of the Company, did not receive a salary from the Company for the past fiscal year. However, in consideration for legal services rendered to the Company, Mr. Smith received $69,000 during fiscal year 1996. Mr. Smith received no compensation for his services as director.

     On July 12, 1996, Mr. Willard F. Clarey resigned as officer and director of the Company. In conjunction with his resignation, Mr. Rudy S. Saenz and Mr. Gilbert M. Sisneros jointly acquired all of Mr. Clarey's equity interest in the Company.

     Item 13. Exhibits and Reports on Form 8-K

     None.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of January, 1997.

                                        COLORADO CASINO RESORTS, INC.

                                   By:     /s/ Rudy S. Saenz

                                        Rudy S. Saenz
                                        President and Chief Executive
                                        Officer, Director (Principal Executive
                                        Officer)

                                           /s/ Farid E. Tannous
                                        Farid E. Tannous
                                        Treasurer and Chief Financial
                                        Officer
                                        (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

January 24, 1997                           /s/ Rudy S. Saenz
                                        Rudy S. Saenz
                                        President and Chief Executive
                                        Officer, Director

January 24, 1997                           /s/ Gilbert M. Sisneros
                                        Gilbert M. Sisneros
                                        Vice President, Director

January 24, 1997                           /s/ Michael S. Smith
                                        Michael S. Smith
                                        Secretary and General Counsel,
                                        Director

January 24, 1997                           /s/ Farid E. Tannous
                                        Farid E. Tannous
                                        Treasurer and Chief Financial
Officer

                  Colorado Casino Resorts, Inc.

           Index to Consolidated Financial Statements


Independent Auditors's Report................................    F-2

Consolidated Balance Sheet as of October 31, 1996............    F-3

Consolidated Statements of Operations........................    F-5

Consolidated Statements of Shareholders' Equity..............    F-6

Consolidated Statements of Cash Flows .......................    F-8

Notes to Consolidated Financial Statements...................    F-10

                 REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Colorado Casino Resorts, Inc.
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Colorado Casino Resorts, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1996 and 1995 and the ten-month short year ended October 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Casino Resorts, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended October 31, 1996 and 1995 and the ten-month short year ended October 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note A, Colorado Casino Resorts, Inc., merged with Creeker's, Inc., effective March 15, 1995, in a transaction accounted for as a pooling of interests. The financial statements for the ten months ended October 31, 1994 have been restated to reflect the pooling of interests.


Williams, Richey & Co.

Denver, Colorado
December 19, 1996

                          COLORADO CASINO RESORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   OCTOBER 31,


                  ASSETS                                         1996            1995
                  ------                                         ----            ----
CURRENT ASSETS
   Cash and temporary investments ....................   $  2,828,994    $  1,375,145
   Certificate of deposit, restricted ................           --           450,000
   Inventory .........................................        251,662          49,885
   Advances to officers ..............................        379,617         114,617
   Other current assets ..............................        553,992          87,885
                                                              -------          ------
          TOTAL CURRENT ASSETS .......................      4,014,265       2,077,532
                                                            ---------       ---------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT ..............      4,504,970       4,504,970
                                                            ---------       ---------

LAND, BUILDING AND EQUIPMENT
   Land ..............................................      7,071,644       7,071,644
   Building ..........................................     23,085,250       1,625,154
   Furniture and equipment ...........................     12,832,717       2,244,529
   Construction in process ...........................           --         3,301,432
   Accumulated depreciation ..........................     (1,520,102)       (533,606)
                                                           ----------        --------

           TOTAL LAND, BUILDING AND EQUIPMENT ........     41,469,509      13,709,153
                                                           ----------      ----------

OTHER ASSETS
   Deposits, land and building option ................         25,000          25,000
   Other .............................................        288,483           8,176
                                                              -------           -----
           TOTAL OTHER ASSETS ........................        313,483          33,176
                                                              -------          ------

TOTAL ASSETS .........................................   $ 50,302,227    $ 20,324,831
                                                         ============    ============


                    COLORADO CASINO RESORTS, INC .....
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             OCTOBER 31,


   LIABILITIES AND STOCKHOLDERS' EQUITY ..............           1996            1995
   ---------------------------------------------------           ----            ----

CURRENT LIABILITIES
   Accounts payable ..................................   $    649,895    $     52,975
   Progressive jackpot liabilities ...................      1,995,388         263,788
   Accrued other expenses ............................      1,253,026         261,698
   Interest payable, related parties .................      1,142,000            --
   Note payable ......................................           --           500,000
   Current portion, long-term debt, related ..........      7,676,209          64,681
party
   Current portion, long-term debt ...................      6,015,931         279,794
  Current portion, capital lease .....................      1,535,656            --
                                                            ---------
obligations
           TOTAL CURRENT LIABILITIES .................     20,268,105       1,422,936

LONG-TERM DEBT, RELATED PARTY ........................        412,125         665,603
LONG-TERM DEBT .......................................      8,238,993       4,318,684
CONVERTIBLE DEBENTURES, RELATED PARTY ................      5,199,739       4,876,297
CONVERTIBLE DEBENTURES ...............................      2,500,000            --
CAPITAL LEASE OBLIGATIONS ............................      5,785,285            --
                                                            ---------
             TOTAL LIABILITIES .......................     42,404,247      11,283,520
                                                           ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
    Preferred convertible stock, Series
One, $10 par value,
         5,000,000 shares authorized,
250,000 and 650,000
             issued and outstanding, .................      2,500,000       6,500,000
respectively
     Common stock, $.001 par value,
100,000,000 shares
          authorized, 34,537,711 and
30,845,000 issued and
         outstanding, respectively ...................         34,537          30,845
     Paid-in capital .................................     10,467,270       4,283,532
     Accumulated deficit .............................     (5,103,827)     (1,773,066)
                                                           ----------      ----------

           TOTAL STOCKHOLDERS' EQUITY ................      7,897,980       9,041,311
                                                            ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 50,302,227    $ 20,324,831
                                                         ============    ============

                     COLORADO CASINO RESORTS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Ten-Months
                              Year Ended      Year Ended        Ended
                               October        October          October
                                 31,            31,              31,
                                1996           1995             1994
                                ----           ----             ----
REVENUE
     Casino .............   $  9,685,118    $  4,006,694    $  1,485,985
     Hotel and gift shop         507,825            --              --
     Restaurant and bar .        363,200         188,698         172,544
     Miscellaneous ......         59,175          11,543            --
                                  ------          ------
          Total revenue .     10,615,318       4,206,935       1,658,529
                              ----------       ---------       ---------

EXPENSES
     Casino .............      2,957,923       2,085,345       1,129,819
     Hotel and gift shop         398,263            --              --
     Restaurant and bar .      1,210,615         559,842         182,599
     General and ........      3,765,232       1,117,159         266,824
administrative
     Preopening costs ...      2,298,763            --              --
     Depreciation .......      1,077,368         351,389         108,506
                               ---------         -------         -------
          Total expenses      11,708,164       4,113,735       1,687,748
                              ----------       ---------       ---------
Income (Loss) From ......     (1,092,846)         93,200         (29,219)
Operations

NONOPERATING INCOME
(EXPENSES)
     Interest income ....        173,942            --              --
     Interest expense ...     (2,411,857)       (555,259)       (349,230)
                              ----------        --------        --------

          Total
nonoperating income
                              (2,237,915)       (555,259)       (349,230)
                              ----------        --------        --------
(expense)

NET LOSS ................   $ (3,330,761)   $   (462,059)   $   (378,449)
                            ============    ============    ============


Net Loss Per Common Share   $    (0.1035)   $    (0.0150)   $    (0.0135)
                            ============    ============    ============

Weighted Average Common       32,170,990      30,747,582      27,960,986
Shares Outstanding            ==========      ==========      ==========


                           COLORADO CASINO RESORTS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1996 AND 1995
                        TEN MONTHS ENDED OCTOBER 31, 1994

                                     Preferred Stock             Common Stock             Paid-in       Accumulated
                                    -------------------------------------------------
                                    Share         Amount        Shares        Amount       Capital        Deficit         Total
                                    -----         ------        ------        ------       -------        -------         -----
                                  s
BALANCE, DECEMBER 31, 1993 .          --           $--      25,000,000      $ 25,000   $ 1,976,953    $  (762,160)   $ 1,239,793
Paid-In Capital, Debt ......          --            --            --            --         582,424           --          582,424
Converted to Equity
Issuance of Common Stock in
Exchange for
  Common Stock in Lyric ....          --            --       1,000,000         1,000        (1,000)          --             --
Development Co. ............

Common Stock Issued for Cash          --            --         500,000           500       249,500           --          250,000
at $0.50 Per Share

Common Stock Issued for ....          --            --         100,000           100        74,900           --           75,000
Services at $0.75 Per Share

Common Stock Issued for Cash          --            --       2,400,000         2,400       597,600          --           600,000
at $0.25 Per Share

Common Stock Issued for Cash          --            --          40,000            40        99,960           --          100,000
at $2.50 Per Share

Common Stock Issued for Cash          --            --       1,600,000         1,600       398,400           --          400,000
at $.25 Per Share

Net Loss ...................          --            --            --            --            --         (378,449)      (378,449)
                                                                                                         --------       --------

BALANCE, OCTOBER 31, 1994 ..          --            --      30,640,000        30,640     3,978,737     (1,140,609)     2,868,768
                 === ====                                   ==========        ======     =========     ==========      =========


                           COLORADO CASINO RESORTS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                      YEARS ENDED OCTOBER 31, 1996 AND 1995
                        TEN MONTHS ENDED OCTOBER 31, 1994

                                       Preferred Stock                Common Stock            Paid-in       Accumulated
                                      -------------------------------------------------
                                      Shares        Amount         Shares         Amount      Capital         Deficit        Total
                                      ------        ------         ------         ------      -------         -------        -----
Common Stock Options Exercised
at $1 Per
 Share .......................          --             --            5,000             5         4,995          --            5,000
Common Stock Issued at $1.50 .          --             --          200,000           200       299,800          --          300,000
Per Share
Preferred Stock Issued at $10        650,000      6,500,000           --            --            --            --        6,500,000
Per  Share
Distribution to Former S- ....          --             --             --            --            --        (170,398)      (170,398)
Corporation Stockholders
Net Loss .....................          --             --             --            --            --        (462,059)      (462,059)

                                    ------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1995 ....       650,000      6,500,000     30,845,000        30,845     4,283,532    (1,773,066      9,041,311

Common Stock Issued at $2.03 .          --             --          614,770           614     1,124,386          --        1,125,000
Per Share
Preferred Stock Issued at $10        350,000       3,150,000          --            --            --            --        3,150,000
Per Share
Conversion of Series Two,
Preferred Stock
  into Common Stock ..........      (350,000)    (3,150,000)     2,056,308         2,057     3,147,943          --             --

Conversion of Convertible
Debentures into
  Common Stock ...............          --             --        1,021,633         1,021     1,911,409          --        1,912,430

Conversion of Series One, ....      (400,000)    (4,000,000)          --            --            --            --       (4,000,000)
Preferred Stock into Debt
Net Loss .....................          --             --             --            --            --      (3,330,761)    (3,330,761)

                                   -------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1996 ....       250,000    $ 2,500,000     34,537,711   $    34,537   $10,467,270   $(5,103,827)   $ 7,897,980
                 === ====            =======    ===========     ==========   ===========   ===========   ===========    ===========


                          COLORADO CASINO RESORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Ten Months
                                          Year Ended      Year Ended         Ended
                                           October          October         October
                                              31,             31,              31,
                                             1996            1995             1994
                                             ----            ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss ..........................   $ (3,330,761)   $   (462,059)   $   (378,449)
  Noncash items
      Depreciation and ..............      1,077,368         351,389         108,506
amortization
      Amortization of debt ..........        600,939            --              --
issue costs
      (Gain) loss on sale of ........        (14,467)         13,136            --
fixed assets
      Common stock for services .....           --              --            75,000
      Interest converted to .........        326,492         415,816          45,852
debt or equity
  (Increase) decrease in:
      Inventory .....................       (201,777)        (20,204)        (29,681)
      Other current assets ..........       (466,107)        (38,904)         (2,012)
    Other assets ....................         41,497            --              --
  (Decrease) increase in:
      Accounts payable ..............        596,920          27,025          21,391
      Interest payable, related .....      1,142,000            --              --
parties
      Accrued other expenses ........      2,722,928         226,367         159,181
                                           ---------         -------         -------
        Net cash provided (used)
        by operating activities .....      2,495,032         512,566            (212)
                                           ---------         -------            ----

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchase/construction of
land,
    building, and equipment .........    (21,058,919)     (4,088,492)       (311,469)

  Proceeds from sale of fixed .......         30,000          29,100            --
assets
  Certificate of deposit, ...........        450,000        (450,000)           --
restricted
  Deposits, purchase options ........           --           (50,000)        (50,000)
  Advances to officers ..............       (280,000)        (94,617)        (20,000)
                                            --------         -------         -------
Net cash used by investing activities    (20,858,919)     (4,654,009)       (381,469)
                                         -----------      ----------        --------


                   COLORADO CASINO RESORTS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                    Ten
                                                    Year             Year          Months
                                                   Ended            Ended          Ended
                                                  October          October        October
                                                     31,              31,            31,
                                                    1996             1995           1994
                                                    ----             ----           ----
CASH FLOWS FROM FINANCING
ACTIVITIES
  Advances from officers .................         15,000            --           435,000
  Repayments, advances from ..............           --          (120,000)       (480,633)
officers
  Borrowings, note payable ...............           --           500,000            --
  Repayments, note payable ...............       (500,000)        (93,000)           --
  Borrowings, long-term debt .............     10,040,000            --           405,000

  Borrowings, long-term debt, ............      8,355,000            --              --
related party
  Repayments, long-term debt .............       (342,130)     (2,046,957)       (644,997)

  Repayments, long-term debt, ............     (1,000,000)           --           (66,574)
related party
  Distributions, prior S-Corp ............           --          (170,398)           --
stockholders
  Debt and stock issue costs .............     (1,025,134)           --              --

  Issuance of common stock ...............      1,125,000         305,000       1,350,000
  Issuance of preferred stock ............      3,150,000       6,500,000            --
                                                ---------       ---------
      Net cash provided by ...............     19,817,736       4,874,645         997,796
                                               ----------       ---------         -------
financing activities
INCREASE  IN CASH AND
      CASH EQUIVALENTS ...................      1,453,849         733,202         616,115

CASH AND CASH EQUIVALENTS, ...............      1,375,145         641,943          25,828
                                                ---------         -------          ------
BEGINNING

CASH AND CASH EQUIVALENTS ................   $  2,828,994    $  1,375,145    $    641,943
                                             ============    ============    ============
ENDING

NONCASH INVESTING AND FINANCING ACTIVITIES

  Common stock issued for debt ...........   $  1,912,430             $--    $    657,424
                                             ============             =      ============


  Common stock issued for ................            $--             $--    $     75,000
                                                      =               =      ============
property and services

  Preferred stock converted to ...........   $  3,150,000             $--             $--
                                             ============             =               =
common stock

  Preferred stock converted to ...........   $  4,000,000             $--             $--
                                             ============             =               =
debt

  Land, building and equipment
   financed through debt .................   $  7,794,338    $  4,262,717    $  4,856,651
                                             ============    ============    ============


  Debt, refinanced .......................            $--    $  1,180,919             $--
                                                      =      ============             =

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Operations

     Colorado Casino Resorts, Inc. (the Company or CCRI), (formerly Airline of the Virgin Islands, Inc.) was originally incorporated under the laws of the Virgin Islands on March 25, 1982, and was reincorporated in the state of Texas on March 15, 1993. On January 14, 1994, the Company completed a merger with Lyric Development Company, Inc., (Lyric) whereby the Company (which had no assets or liabilities and 1,000,000 shares of common stock issued and outstanding prior to the reorganization) issued an additional 5,000,000 shares of common stock to the stockholders of Lyric in exchange for 100% of the outstanding common stock of Lyric. The transaction has been accounted for as a recapitalization of Lyric with Lyric's accumulated deficit and operations being carried forward. During the year ended October 31, 1995, Lyric and its subsidiaries were liquidated into CCRI. During the year ended October 31, 1996, CCRI filed to reincorporate in the state of Colorado.

     During the year ended October 31, 1996, the Company formed a wholly owned subsidiary, Double Eagle Resorts, Inc. Effective August 1, 1996, the Company transferred assets and liabilities, related to the Double Eagle Hotel & Casino, in the net amount of $15,315,296 to the subsidiary in a tax-free exchange.

     The Company through its wholly owned subsidiaries, Creeker's, Inc. (Creeker's) and Double Eagle Resorts, Inc. (Double Eagle), own and operate a casino and a hotel/casino in Cripple Creek, Colorado. Creeker's Casino has 234 slot machines and two blackjack tables. The Double Eagle's hotel/casino has 158 hotel rooms, 746 slot machines and five blackjack tables. The Double Eagle hotel opened on July 27, 1996 and the casino opened on August 29, 1996.

    Business Combination

     Effective March 15, 1995, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding stock of Creeker's in a merger accounted for as a pooling of interests. Financial statements for periods prior to the combination have been restated to reflect the pooling of interests. Concurrent with the merger, Creeker's became a subsidiary of the Company and conformed its fiscal year to that of the Company. Creeker's briefly operated a casino at another location from late 1991 through mid-1993. The current casino began operations in April, 1994.

     Included in consolidated results of operations for the year ended October 31, 1995, are the following results of the previously separate companies for the period November 1, 1994 to April 30, 1995:

                                      CCRI      Creeker's    Intercompany  Consolidated
Revenue .....................   $    32,391   $ 1,596,108   $   (19,641)   $ 1,608,858

Net Income (Loss)               $  (558,831)  $   161,756   $        --    $  (397,075)

     The following is a reconciliation of revenue and earnings previously reported by the Company for the ten months ended October 31, 1994 with the combined amounts currently presented in the financial statements for that period:

                                 CCRI          Creeker's  Intercompany     Consolidated
Revenue ..........        $     9,500        $ 1,649,029    $  --          $ 1,658,529

Net income  (loss)        $  (555,947)       $   177,498    $  --          $  (378,449)

    Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Creeker's Inc. and Double Eagle Resorts, Inc. All intercompany balances and transactions have been eliminated.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Business Combination (Continued)

    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certificate of Deposit, Restricted

     The certificate of deposit was restricted under a letter of credit agreement with the City of Cripple Creek to ensure completion of the hotel/casino construction. The certificate of deposit was released from restriction upon completion of construction.

    Inventory

     Inventory consists of food, beverages, gift shop items, and tokens/chips and is recorded at the lower of cost (first-in, first- out method) or market.

   Real Estate Held For Future Development

     In August 1994, the Company acquired the Myers Avenue property from a real estate partnership (a related party effective with the acquisition of Creeker's). The property consists of 40,705 square feet of land located 80 yards west of the Creeker's casino parking lot and has a carrying value of $4,504,970 at October 31, 1996 and 1995. The property was appraised May 26, 1995, for $6,500,000 and is being held for future development.

    Land, Building and Equipment

     Real estate held for future development is recorded at the lower of cost or fair value.

     Impairment of real estate or other long-lived assets is evaluated whenever there is an indication that there is (a) a significant decrease in market value,
(b) a significant change in the extent or manner in which an asset is used, (c) a significant adverse change in legal factors or the business climate, (d) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct, or (e) a forecast that demonstrates continuing expected losses associated with the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. During the years ended October 31, 1996 and 1995, there were no changes in condition that indicated that the carrying amounts of real estate or other long-lived assets may not be recoverable.

     Furniture and equipment are being depreciated over their estimated useful lives using accelerated methods. Building and improvements are being depreciated over their estimated useful lives on a straight-line basis. Building includes $1,301,049 of capitalized interest of which $1,241,199 and $59,850 was incurred for the years ended October 31, 1996 and 1995, respectively. Land, building and equipment used in operations consist of the following: A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Land, Building and Equipment (Continued)

                              October       October      Estimated
                                31,           31,          Useful
                                1996          1995         Life
                                ----          ----         ----
Land .....................   $ 7,071,644   $ 7,071,644        --
Buildings and improvements    23,085,250     1,752,059   39 Years
Gaming equipment .........     6,895,111     1,571,765   7 Years
Surveillance equipment ...       587,550        99,199   5 Years
Coin handling equipment ..       388,033        91,858   7 Years
Transportation equipment .        96,292          --     5 Years
Signs ....................       748,523          --     7 Years
Kitchen, bar and
  restaurant equipment ...       300,627        45,189   7 Years
Hotel furnishings ........     2,663,614          --     7 Years
Office, computer, audio ..     1,152,967       309,613   5-7 Years
    equipment
Construction in process ..          --       3,301,432        --
                                             ---------
                              42,989,611    14,242,759        --
Less accumulated .........     1,520,102       533,606        --
                               ---------       -------
    depreciation
                             $41,469,509   $13,709,153        --
                             ===========   ===========


   Debt Issue Costs

     Debt issue costs are being amortized over the life of the related loans using the effective interest method. Debt issue costs of $825,134 less accumulated amortization of $600,939 are included in other assets at October 31, 1996.

    Stockholders' Equity

     Effective September 30, 1994, the stockholders of Creeker's contributed as additional paid-in capital, debt and related interest payable owed to them by Creeker's in the amount of $582,424.

     During the year ended October 31, 1995, Creeker's made distributions of $170,398 to the former S-Corporation stockholders to meet their estimated tax obligations for taxable S-Corporation earnings passed through to them.

     The Company has authorized 5,000,000 shares of Series One preferred convertible non-voting stock. The preferred stock will be automatically converted into units upon the closing of the Company's next public offering of common stock units, provided such closing occurs within two years from the date of issue of the preferred stock. Said units will be identical to the units offered to the public and should consist of at least one share of common stock and one redeemable common stock purchase warrant.

     The preferred stock will be convertible at a conversion rate of three units for each amount of par value of preferred stock equal to the initial public offering price per unit. If the preferred stock is not automatically converted within two years, it may be converted, at the option of the holder, into four units, with each unit consisting of one share of common stock and one redeemable common stock purchase warrant.

     Each warrant obtained on optional conversion will entitle the holder thereof to purchase one share of Common Stock for a period of three years commencing with the date of optional conversion at a price of four dollars. During the exercise period of the warrants, each warrant shall be redeemable by the Company at a redemption price of $.10 per warrant upon 30 days prior written notice to each warrant holder provided, however, that the closing average bid price of the Company's common stock, for a period of 20 consecutive trading days prior to any such call for redemption, shall have been 150% or more of the effective exercise price of the warrants.

     The Series One convertible preferred stockholders are entitled to a cumulative annual dividend equal to six percent of the par value of the preferred stock. Upon either an automatic or optional conversion of the preferred stock (as described



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     below)  all  cumulative  dividends  are  forfeited.   Cumulative  preferred
dividends in arrears at October 31, 1996 and 1995, would be $179,270 and $99,270, respectively.

     During the year ended October 31, 1996, the Company issued 350,000 shares of Series Two, $10 Par Value, Convertible Preferred Stock, for $3,150,000 (net of issuance costs). The Series Two, Preferred Stock was converted into 2,056,308 shares of common stock at 80% of the market price (average closing bid for the five days prior to conversion) during the year ended October 31, 1996.

    Revenues

     Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

    Promotional Allowances

     Bar and restaurant revenue does not include the retail amount of food and beverage provided gratuitously to customers, which amounted to $385,432 and $214,518 for the years ended October 31, 1996 and 1995, respectively.

    Preopening Costs

     Preopening costs consist of those direct incremental costs incurred prior to commencement of hotel/casino operations and are expensed as incurred.

    Income Taxes

     The Company and its subsidiaries file consolidated income tax returns. Creeker's revoked its S-Corporation status effective January 1, 1995, filed a short period return for the period January 1, 1995 to March 31, 1995 and filed a consolidated return with the Company effective for the period ended October 31, 1995.

     An income tax provision is provided for the tax effect of transactions reported in the financial statements. The provision consists of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred taxes represent the future tax return consequences of the differences, which will be either taxable or deductible when the related assets or liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets not expected to be realized.

    Net Loss Per Share

     Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. common stock equivalents have been excluded since they are antidilutive. Cumulative preferred dividends in arrears have been excluded from the net loss calculation since they are forfeitable upon automatic or optional conversion to common stock.

    Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. Total interest paid amounted to $972,058, $232,583, and $162,912, for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994, respectively.

     The Company and its subsidiaries maintain cash balances at several financial institutions located in Colorado. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1996, the Company's uninsured cash balances total $1,531,834.

    Recently Issued Accounting Standards

     The Company anticipates adopting the disclosure requirements, but not the optional recognition requirements of recently issued FAS 123 Accounting for Stock-Based Compensation (effective for fiscal years beginning after December 15, 1995) in fiscal 1997. Stock- based compensation expense will be continued to be recognized in accordance with APB 25 Accounting for Stock Issued to Employees. Proforma disclosures of net income and earnings per share as though the recognition requirements of the Standard had been adopted will be required beginning in fiscal 1997. A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Reclassifications

     Certain reclassifications have been made to prior years' balances to conform to the current financial statement presentation.

B.  ADVANCES TO OFFICERS

     Advances to officers are unsecured, due on demand and bear interest at 2% over the prime rate. Officers advanced funds to the Company in the amount of $15,000, $None, and $435,000 for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994. The Company advanced funds to officers in the amount of $280,000, $214,617, and $500,633 for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994. Outstanding advances to officers amounted to $379,617 and $114,617 at October 31, 1996 and 1995, respectively.

C.  NOTES PAYABLE

     Note payable consisted of a unsecured note payable, corporation, dated October, 1995 with interest payable at 20% per annum, due on demand, repaid November, 1995.

     The Company has a $1,000,000 revolving line of credit with a financial institution under a loan agreement dated August 22, 1996 expiring March 24, 1997, with interest payable monthly at the prime rate plus 1%. The line of credit is secured by a second deed of trust on the hotel/casino and may only be used to fund the Company's progressive jackpot liabilities. There was no outstanding balance under the line at October 31, 1996.

D.  LONG-TERM DEBT, RELATED PARTIES

     Long-term debt, related parties consists of the following at October 31:

                                             1996        1995
                                             ----        ----
Notes payable, stockholder, dated
November, 1995-March, 1996, extended
April 12, 1996, interest at 14.10%
per annum, due January 15, 1997 or .   $2,087,500          $--
upon permanent financing,
collateralized by Creeker's, Inc. ..
common stock

Notes payable, stockholder, dated
November, 1995-March, 1996 extended
April 12, 1996, interest at 20.10%
per annum, due January 15, 1997 or .    5,267,500         --
upon permanent financing,
collateralized by Creeker's, Inc. ..
common stock

Note payable, related real estate
partnership, unsecured, dated
September, 1992, payable in monthly
installments of $17,777 including ..      733,334      730,284
                                          -------      -------
interest at 16% per annum, with a
final payment due November 1, 1997
                                        8,088,334      730,284

Less current portion ...............    7,676,209       64,681
                                        ---------       ------


                                       $  412,125   $  665,603
                                       ==========   ==========

     Total related party interest expense under all debt arrangements (including the convertible debenture) amounted to $1,660,506, $407,542, and $133,207 for the years ended October 31, 1996 and 1995 and the ten months ended October 31, 1994, respectively. E. LONG-TERM DEBT

    Long-term debt consists of the following at October 31:

                                             1996          1995
                                             ----          ----
Mortgage payable, individual, dated
October, 1992 modified August, 1995,
payable in monthly installments of
$3,400, including interest at  8% per   $   285,070   $   298,022
annum, with a final principal payment
due November, 1999, collateralized
by deed of trust

Mortgage payable, individual, dated
September, 1995, payable in monthly
installments of $7,875, including ...     1,050,000     1,050,000
interest at 9% per annum, due August,
2000, collateralized by deed of trust

Mortgage payable individual, dated
October, 1995, currently payable in
monthly installments of $14,764
including interest at 8% per annum,
interest rate adjustable to prime
plus 2% on March, 1999, and every 3.5     2,055,484     2,066,704
years thereafter, not to exceed 12%
or be less than 4%, remaining
principal due November, 2025,
collateralized by deed of trust

Note payable, corporation, dated
April, 1996, extended December, 1996
payable in minimum monthly
installments of $46,166, interest ...     5,540,000          --
payable at 12% per annum, remaining
balance due April, 1997,
collateralized by deed of trusts and
personal property

Note payable, corporation, redemption
of preferred stock, unsecured, dated
July, 1996, interest payable at 18% .     4,000,000          --
per annum, principal and interest due
July, 1998

Note payable, corporation, dated
October, 1995, payable in monthly
installments of $31,092 including
interest at 11% per annum, with a ...       949,576     1,180,919
final payment due October, 1998,
collateralized by gaming equipment

Notes  payable, various corporations,
dated March , 1995 to July, 1996,
payable in aggregate monthly
installments of $18,550 including           374,794         2,833
                                            -------         -----
interest at 10.50% to 12% per annum,
due January 1997 to July, 1999,
collateralized by various equipment
                                         14,254,924     4,598,478
Less current portion ................     6,015,931       279,794
                                          ---------       -------


                                        $ 8,238,993   $ 4,318,684
                                        ===========   ===========


E.  LONG-TERM DEBT (CONTINUED)

    Future maturities of long-term debt are as follows at October 31, 1996:

    Years Ended       Unrelated   Related Party     Total
                       ---------   -------------     -----
    October 31,
    -----------
      1997          $ 6,015,931   $ 7,676,209   $13,692,140
      1998            4,832,276       412,125     5,244,401
      1999              119,968          --         119,968
      2000            1,291,068          --       1,291,068
      2001               18,176          --          18,176
   Thereafter         1,977,505          --       1,977,505
                      ---------                   ---------

                    $14,254,924   $ 8,088,334   $22,343,258
                    ===========   ===========   ===========

F. CAPITAL LEASE OBLIGATIONS

        Capital lease obligations consist of the following at  October
  31, 1996:
                                                        1996
    Gaming  equipment  lease  payable  in  monthly
    installments  of  $136,894 including  interest
    imputed at 11.75% per annum. The lease expires
    in  November,  1999  and is collateralized  by    $4,892,735
    gaming equipment with an approximate cost of $4,892,735 and a book value of $4,718,064.

    Equipment    lease    payable    in    monthly
    installments  of  $23,404  including  interest
    imputed at 14.39% per annum. The lease expires
    in  August,  2001  and  is  collateralized  by    1,076,443
    various equipment, furniture and fixtures with an approximate cost of $1,121,659 and a book value of $1,038,014.

    Equipment leases payable in aggregate  monthly
    installments   totaling   $25,917    including
    interest imputed at 8% and 12% per annum.  The
    leases  expire in August to October, 1999  and     744,140
    are collateralized by various equipment with an approximate cost of $748,523 and a book value of $717,574.

    Equipment    lease    payable    in    monthly
    installments  of  $7,369  including   interest
    imputed  at 8.87% per annum. The lease expires
    August, 1999 and is collateralized by computer     220,837
    equipment with an approximate cost of $231,127 and a book value of $209,795.

    Equipment leases payable in aggregate  monthly
    installments    totaling   $4,909    including
    interest imputed at 12% per annum. The  leases
    expire   July  to  September,  2001  and   are     213,906
    collateralized   by   telephone   and    audio
    equipment with an approximate cost of $215,660 and a book value of $204,877.

    Equipment    lease    payable    in    monthly
    installments  of  $1,273  including   interest
    imputed at 13.85% per annum. The lease expires      33,709
    June,  1999  and  is collateralized  by  radio
    equipment with an approximate cost of  $37,200
    and a book value of $32,506.
F. CAPITAL LEASE OBLIGATIONS (CONTINUED)

                                                        1996
                                                        ----
    Vehicle  lease payable in monthly installments
    of  $2,755 including interest imputed at 8.16%
    per annum. The lease expires October, 1999 and      96,292
    is   collateralized  by   vehicles   with   an
    approximate cost of $96,292 and a book value of $91,477.

    Equipment leases payable in aggregate  monthly
    installments    totaling   $1,568    including
    interest imputed at 12% per annum. The  leases
    expire   May   to  October,   1999   and   are      42,879
    collateralized by computer equipment with an approximate cost of $48,003 and a book value of $45,603.

    Total lease obligations                           7,320,941

    Less current portion                              1,535,656
                                                      ---------

                                                      $5,785,285
                                                      ==========


   Future minimum lease payments under the leases are as follows at October 31, 1996:

           Years Ended October 31,           Amount
           -----------------------           ------
                     1997                  $2,471,500
                     1998                   2,471,500
                     1999                   2,140,666
                     2000                   1,585,384
                     2001                     301,830
                     ----                     -------
       Total future lease payments          8,970,880
       Less amount representing interest    1,649,939
                                            ---------


                                           $7,320,941
                                           ==========


G.  CONVERTIBLE DEBENTURE, RELATED PARTY

     On August 18, 1994, the Company purchased real property, currently being held for future development, from a related party in exchange for a convertible debenture in the amount of $4,500,000. The convertible debenture bears interest at 7.05% per annum, with the principle balance and any accrued interest due August 20, 1999 and is collateralized by deeds of trust on the related property. The debenture is convertible into 9,000,000 shares of Company common stock. The conversion cannot be exercised prior to November 1, 1997. The balance (including interest added to principal) amounted to $5,199,739 and $4,876,297 at October 31, 1996 and 1995, respectively. H. CONVERTIBLE DEBENTURES

     Convertible debentures consist of the following at October 31, 1996:

    10%   Convertible  Debenture,  dated  January,
    1996,  interest payable quarterly in  arrears,
    convertible in $10,000 increments  at  80%  of
    the market price of the Company's common stock
    for  the three business days prior to the date    $1,000,000
    of  the  holder's  election  to  convert,  any
    remaining  principal  balance  on  the   first
    anniversary date will automatically convert into common stock in the same manner

    10%  Convertible Debenture, dated March, 1996,
    interest   payable   quarterly   in   arrears,
    convertible  in  $50,000  increments  at   the
    lesser of $4.50 per share or 80% of the market
    price  of the Company's common stock  for  the
    three  business days prior to the date of  the     1,500,000
                                                       ---------
    holder's election to convert, any remaining principal balance on the second anniversary date will automatically convert into common stock in the same manner

                                                      $2,500,000
                                                      ==========

I.  STOCK OPTIONS

   The following schedule details activity related to options and warrants to officers and employees of the Company for the years ended October 31, 1996 and 1995, and the ten months ended October
   31, 1994:

                                        Shares     Option Price
    Options Outstanding, December 31,
    1993 and
         October 31, 1994               400,000         $1.00
         Exercised                       (5,000)        $1.00
         Surrendered                   (155,000)        $1.00
                                       --------

    Options Outstanding, October  31,   240,000         $1.00
    1995
         Granted                        817,500         $2.00
         Surrendered                   (240,000)        $1.00
                                       --------
    Options Outstanding, October  31,   817,500         $2.00
     1996                               =======


     The following options and warrants are outstanding at October 31, 1996:

     Number
       of
  Shares Under     Exercise                Expiration
     Options       Price      Total          Date
     170,500      $2.00      341,000    August, 2000
     165,500      $2.00      331,000    August, 2001
     165,500      $2.00      331,000    August, 2002
     165,500      $2.00      331,000    August, 2003
     150,500      $2.00      301,000    August, 2004
     -------      -----      -------
     817,500      $2.00   $1,635,000
     =======      =====   ==========
           *
    Warrants
      30,000      $3.00      $90,000      May, 1998
      30,000 (1)  $3.00      $90,000     March, 2001
      60,000      $3.00     $180,000
      ======      =====     ========

     (1) As of October 31, 1996, no warrants had been issued although a commitment was made by the Company. Total options and warrants exercisable at October 31, 1996 amounted to 20,000 shares for $3.00 per share.

  J.   INCOME TAXES

    The tax effect of significant temporary differences and carrybacks
    which  gave  rise  to  the  Company's  deferred  tax  assets   and
    liabilities are as follows:
                                             October     October
                                               31,         31,
                                              1996        1995
                                              ----        ----
Deferred Tax Assets-
    Net operating loss carryforwards        $875,000    $380,000
    Cash basis tax assets                    809,000     183,000
    Capitalized construction carrying        127,000      50,000
                                             -------      ------
    costs
                                           1,811,000     613,000
Valuation Allowance                       (1,811,000)   (613,000)
                                          ----------    --------

Net Deferred Tax Asset                       $ NONE      $ NONE
                                             ==          ==

    The components of income tax expense are as follows:

                               Year         Year      Ten Months
                               Ended        Ended       Ended
                              October     October      October
                                31,         31,          31,
                               1996         1995        1994
Deferred Federal Tax  $(1,100,000)    $(233,100)    $(185,400)
    (Benefit)

Deferred State Tax        (98,000)      (25,900)      (20,600)
    (Benefit)
Valuation Allowance     1,198,000       259,000       206,000
                        ---------       -------       -------
    Income Tax Expense    $ NONE       $ NONE         $ NONE
                          ==           ==             ==

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal and state income tax rates as a result of the following differences:

                               Year         Year        Ended
                               Ended        Ende
                                             d
                              October     October      October
                                31,         31,          31,
                               1996         1995        1994
                               ----         ----        ----
Federal tax at statutory  $(1,100,000)    $(157,100)    $(128,700)
    rates

State tax, net of federal     (98,000)      (15,900)      (13,300)
    benefit

(Tax) passed through to
    former S-Corporation           --       (86,000)      (64,000)
    stockholders
Adjustment of the valuation
     allowance              1,198,000       259,000       206,000
                            ---------       -------       -------
Income tax provision         $ NONE         $ NONE        $ NONE
                             ==             ==            ==

     At October 31, 1996, the Company has estimated net operating loss carryforwards of approximately $2,334,000 available to offset taxable income through 2011.

K.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, temporary investments, short term receivables and payables and long-term debt approximates their fair value as of October 31, 1996 and 1995.

L.  CURRENT VULNERABILITY DUE TO CONCENTRATIONS

     The majority of the Company's revenues are from slot machines and the majority of the Company's customers are located in the Colorado Springs, Colorado area. The Company is dependent on continued Limited Stakes Gaming regulations, which allow gaming only in the mountain towns of Cripple Creek, Black Hawk and Central City, Colorado, to maintain its customer base. M. SEGMENT INFORMATION

     The Company's two business segments are the operation of the Creeker's casino and the development and subsequent operation of the Double Eagle Hotel & Casino. All operations are in Cripple Creek, Colorado. Presented below is information concerning the Company's business segments.


                                                     Ten Months
                      Year Ended     Year Ended        Ended
                      October 31,    October 31,    October 31,
                          1996           1995            1994
                          ----           ----            ----
Revenue
    Creeker's Casino   $  6,667,782    $  4,162,300    $  1,649,029
    Double Eagle ...      3,947,536          44,635           9,500
                          ---------          ------           -----
                       $ 10,615,318    $  4,206,935    $  1,658,529
                       ============    ============    ============

    Operating income
    (loss)
    Creeker's Casino   $  2,126,460    $  1,095,013    $    235,112
    Double Eagle ...     (1,275,770)     (1,001,813)       (264,331)
    Corporate ......     (1,943,536)           --              --
                         ----------
                       $ (1,092,846)   $     93,200    $    (29,219)
                       ============    ============    ============


    Identifiable
    Assets
    Creeker's Casino   $  5,089,813    $  5,022,914    $  1,195,460
    Double Eagle ...     39,992,274      15,301,917       9,784,860
    Corporate ......      5,220,140            --              --
                          ---------
                       $ 50,302,227    $ 20,324,831    $ 10,980,320
                       ============    ============    ============
    Depreciation
    Creeker's Casino   $    532,070    $    329,566    $    101,499
    Double Eagle ...        526,660          21,823           7,007
        Corporate ..         18,638            --              --
                             ------
                       $  1,077,368    $    351,389    $    108,506
                       ============    ============    ============

    Capital
    Expenditures
    Creeker's Casino   $    391,939    $  3,885,548    $    589,446
    Double Eagle ...     28,444,479       4,541,660       4,580,167
    Corporate ......         16,839            --              --
                             ------
                       $ 28,853,257    $  8,427,208    $  5,169,613
                       ============    ============    ============


N.  COMMITMENTS AND CONTINGENCIES

    Leases

     Creeker's exercised its option under a lease to purchase its casino land and building on October 31, 1995, for $2,500,000. Total building rent expense prior to exercising the option amounted to $225,000, and $133,335 for the year ended October 31, 1995, and the ten months ended October 31, 1994.

     The Company leases office space under a non-cancelable lease agreement which expires July, 1998. Total rent expense amounted to $17,285, $13,500, and $5,940 for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994.

N.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

   Leases (Continued)

   Future minimum lease payments are as follows:

Year Ended October 31,     Amount
----------------------     ------
        1997             $28,308
        1998              21,231
        ----              ------
                         $49,539
                         =======


    Land Option

     Creeker's continues to have the option, under the building lease, to purchase the parking lot behind the building for $750,000. The Company may exercise the option at any time prior to the expiration of the agreement on April 1, 1997.