Form 10QSB
period 1996-10-31
COLORADO CASINO RESORTS INC
filed 1997-03-14
CIK 726569

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal quarter ended January 31, 1997

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




     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 34,666,472 shares of common stock, $0.001 par value per share.


                 DOCUMENTS INCORPORATED BY REFERENCE:
                                 None.

             COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                 INDEX




Part I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets - (unaudited) for
               January 31, 1997                                            3

               Consolidated Statement of Operations - (unaudited) for
                 January 31, 1997 and January 31, 1996                     5

               Consolidated Statements of Cash Flows - (unaudited) for
                 January 31, 1997 and January 31, 1996                     6

               Notes to Consolidated Financial Statements                  7


       Item 2. Management's Discussion and Analysis of Financial
               Condition as well as Future Plans                           8



Part II.  Other Information

       Item 1. Legal Proceedings                                          14

       Item 2. Changes in Securities                                      14

       Item 3. Defaults upon Senior Securities                            14

       Item 4. Submission of Matters to a Vote of Security Holders        14

       Item 5. Other Information.                                         14

       Item 6. Exhibits and Reports                                       14



       Signatures                                                         15


Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                            January       October
                                              31,           31,
                                              1997         1996
                                              ----         ----
CURRENT ASSETS
Cash & cash equivalents                    $2,833,745   $2,828,994
Advances to officers                              ---      379,617
Inventory                                     187,513      251,662
Other                                           8,410      553,992
                                                -----      -------
   TOTAL CURRENT ASSETS                     3,029,668    4,014,265
                                            ---------    ---------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT     4,504,970    4,504,970

PROPERTY, PLANT & EQUIPMENT
Land and improvements                       7,071,644    7,071,644
Building                                   23,226,355   23,085,250
Furniture, fixtures & equipment            12,843,487   12,832,717
Accumulated depreciation & amortization    (2,169,706)  (1,520,102)
                                           ----------   ----------

   TOTAL PROPERTY, PLANT & EQUIPMENT       40,971,780   41,469,509
                                           ----------   ----------

OTHER ASSETS                                  476,430      313,483
                                              -------      -------

   TOTAL ASSETS                            48,982,848   50,302,227
                                           ==========   ==========



   The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(CONTINUED)
                                            January       October
                                              31,           31,
                                              1997         1996
    LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable                              819,998      649,895
Accrued interest payable                    1,461,381    1,142,000
Accrued other expenses                        541,932    1,253,026
Progressive jackpot liabilities             2,059,969    1,995,388
Advances from officers                        105,384          ---
Current portion, long-term debt             5,830,459    6,015,931
Current portion, long-term debt, related      115,116    7,676,209
party
Current portion, capital lease obligations  1,433,703    1,535,656
                                            ---------    ---------
   TOTAL CURRENT LIABILITIES               12,367,942   20,268,105
                                           ----------   ----------

CONVERTIBLE DEBENTURES                      2,350,000    2,500,000
                                            ---------    ---------
CONVERTIBLE DEBENTURES, RELATED PARTY       5,279,051    5,199,739
                                            ---------    ---------

LONG-TERM DEBT                              8,045,096    8,238,993
                                            ---------    ---------
LONG-TERM DEBT, RELATED PARTY               7,976,999      412,125
                                            ---------      -------

OBLIGATION UNDER CAPITAL LEASE              6,519,150    5,785,285
                                            ---------    ---------

   TOTAL LIABILITIES                       42,538,238   42,404,247
                                           ----------   ----------

STOCKHOLDERS' EQUITY
Preferred convertible stock, Series One,
$10 par value,                              2,500,000    2,500,000
   5,000,000 shares authorized, 250,000
issued and outstanding

Common stock, $0.001 par value,
100,000,000 shares authorized,                 34,666       34,537
   34,666,472 and 34,537,711 issued and
outstanding, respectively

Paid-in capital                            10,467,270   10,467,270
Retained earnings (accumulated deficit)    (6,557,326)  (5,103,827)
                                           ----------   ----------

   TOTAL STOCKHOLDERS' EQUITY               6,444,610    7,897,980
                                            ---------    ---------

   TOTAL LIABILITIES & STOCKHOLDERS'       48,982,848   50,302,227
       EQUITY                              ==========   ==========


   The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                          Quarter       Quarter
                                           Ended         Ended
                                        January 31,   January 31,
                                            1997         1996
                                            ----         ----

OPERATING REVENUE
Casino                                   $3,657,372   $1,124,007
Hotel & gift shop                           407,906          ---
Restaurant & bars                           321,113      133,076
Other                                         1,430          ---
                                              -----
   TOTAL OPERATING REVENUE                4,387,821    1,257,083
                                          ---------    ---------

OPERATING EXPENSES
Casino                                    1,563,850      456,912
Hotel & gift shop                           260,533          ---
Restaurant & bars                           604,613      174,743
Marketing/General and administrative      1,625,733      485,313
Depreciation and amortization               650,715      107,468
                                            -------      -------
   TOTAL OPERATING EXPENSE                4,705,444    1,224,436
                                          ---------    ---------

INCOME (LOSS) FROM OPERATIONS             (317,623)       32,647
                                          --------        ------

NONOPERATING INCOME (EXPENSE)
Interest expense                          1,135,876      220,077
                                          ---------      -------

LOSS BEFORE INCOME TAXES                (1,453,499)    (187,430)
                                        ----------     --------

INCOME TAXES                                    ---          ---

NET LOSS                                $(1,453,499)   $(187,430)
                                        ===========    =========

NET LOSS PER SHARE                        $(0.0420)    $(0.0061)
                                          ========     ========

WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING              34,581,000   30,845,000
                                         ==========   ==========




   The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

                                            Quarter        Quarter
                                             Ended          Ended
                                          January 31,    January 31,
                                              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   $(1,453,499)    $(187,430)

Noncash items
      Depreciation and amortization            650,715       107,468
      Amortization of debt issue costs         125,250         8,493
      Interest income added to restricted          ---       (1,130)
cash
      Interest added to debt                       ---        98,215
(Increase) decrease in:
      Inventory                                 64,149           442
      Other current assets                     545,582      (21,880)
            Other assets                     (288,068)       (4,518)
(Decrease) increase in:
      Accounts payable                         170,103      (33,116)
      Construction costs payable                   ---     2,460,232
      Interest payable                         319,381           ---
      Accrued other expenses                 (646,513)        98,610
                                             --------         ------
            Net cash provided (used) by      (512,900)     2,525,386
                                             --------      ---------
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment     (152,986)      (57,169)
Construction in process                            ---   (4,246,530)
Cash and investments, restricted                   ---   (5,250,000)
Advances to officers                           379,617           ---
                                               -------
            Net cash provided (used) by        226,631   (9,553,699)
                                               -------   ----------
investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers                         105,384           ---
Repayments, note payable                           ---     (500,000)
Borrowings, convertible debentures, net            ---     1,794,866
of issue costs
Borrowings, long-term debt                     185,636           ---
Borrowings, short-term, construction               ---     7,000,000
Repayments, long-term debt                         ---      (67,179)
Repayments, long-term debt, related party          ---       (5,201)
            Net cash provided (used) by        291,020     8,222,486
                                               -------     ---------
financing activities

INCREASE (DECREASE) IN CASH AND                  4,751     1,194,173
                                                 -----     ---------
EQUIVALENTS
CASH AND EQUIVALENTS, BEGINNING              2,828,994     1,375,145
                                             ---------     ---------

CASH AND EQUIVALENTS, ENDING                 2,833,745     2,569,318
                                             =========     =========




   The accompanying notes are an integral part of these consolidated financial statements

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A:   Summary of Significant Accounting Policies
-------   ------------------------------------------

The Company's accounting policies are outlined in the audited financial statements included with the Company's most recent 10KSB. There have been no changes in accounting principles or practices in the current fiscal year. All prior period amounts have been restated to include the result of Creeker's, Inc., which was acquired in the first quarter of fiscal 1995. The acquisition has been accounted for as a pooling-of-assets.

Note B:   Deposits, Purchase Options
-------   --------------------------

The Company has an option to purchase the parking lot behind Creeker's for $750,000 through the expiration of the agreement in April 1997.

Note C:   Long Term Debt
-------   --------------

During the quarter, the Company borrowed an aggregate of $1,000,000 and issued unsecured promissory notes bearing an interest rate of 18% due in January, 1999.

     The maturity of related-party notes, with an aggregate total of $7,976,000, was extended for a two year period.

Note D:   Advances to/from Officers
-------   -------------------------

During the quarter, the officers advanced a total of $755,000 to the Company, $379,617 of which was used to repay the outstanding receivable as of October 31, 1996. The balance of $375,383 was also used to repay a $270,000 advancement during the quarter, with the balance of $105,383 remaining as a payable to the Company.

Note E:   Stockholders' Equity
-------   --------------------

The Company issued 128,761 shares of common stock on the partial conversion of $2,500,000 convertible debenture.

The Company has outstanding stock options to directors to purchase 240,000 shares of common stock at $1.00 per share and outstanding stock options to officers and key employees to purchase 817,500 shares of common stock at $2.00 per share.

Note F:   Income Taxes
-------   ------------

The Company has an estimated deferred tax benefit of $575,000 for the fiscal quarter which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforwards at January 31, 1997.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND PLANS FOR FUTURE OPERATIONS


OVERVIEW AND PLAN OF OPERATION

Colorado Casino Resorts, Inc., ("CCRI" and/or the "Company") is in the business of developing and operating Casino and Hotel Resort properties. Through its wholly owned subsidiaries, Creeker's Inc. and Double Eagle Resorts, Inc., CCRI is the owner of Creeker's Casino
("Creeker's") and the Double Eagle Hotel & Casino (the "Double Eagle"), both located in Cripple Creek, Colorado.

During the quarter, CCRI reported a significant increase in total revenues compared to one year ago, primarily due to the first full quarter of operations of the Double Eagle Hotel & Casino. The Company reported net operating revenues of $4,387,821, an increase of $3,130,738, or 249% from the $1,257,083 reported during the same period in 1996. Although the Company recorded a loss from operations of $(317,623) compared to an income of $32,647 in 1996, EBITDA (earnings before interest taxes depreciation and amortization) totaled $333,092 compared to $140,115, an increase of $192,977, or 138%
compared to the same period last year.

The Company reported a net loss of $(1,453,499) for the quarter compared to a net loss of $(187,430) reported last year. However, results for the first quarter of the Company's new flagship property, the Double Eagle, were within projections for the first quarter. The first quarter is traditionally the slowest quarter for the Company, due to reduced traffic during the winter months. Furthermore, the occurrence snow and poor weather on a higher number of weekend days during the quarter contributed to an overall reduction in gaming revenues in Cripple Creek as well as Blackhawk/Central City.

The introduction of the Double Eagle in the City of Cripple Creek produced a significant initial impact. The increase in gaming devices and hotel rooms to the city shifted the supply curve creating a lag in demand. Within the first 90 days of the opening, two casinos have ceased operations, reducing the number of gaming devices by approximately 300 machines. However, with intensive marketing and through word-of-mouth, the Double Eagle has realized an increasing demand from new and return patrons.

A significant portion of the expenses in the operations of the Company's operating subsidiaries and corporate offices are associated with the implementation of computer systems, networks and associated software. These expenses also include the staffing and training of skilled accounting and computer professionals. The management of the Company believes in making capital investments in information technology today to further improve operating efficiencies in the future. These operating efficiencies are currently being realized in the operations and management of the Company's two properties through technology and the reduction in overhead. For example, all accounting and marketing functions take place from a centralized office located at the Double Eagle while utilizing a computer network with voice and data communications to connect the casinos to the corporate offices. The management of the Company believes that public perception and image are paramount in the gaming industry and therefore have made a commitment to providing the best gaming experience for its patrons by implementing continuous training programs in customer service and relations.

Creeker's Casino

Creeker's continues to be a strong revenue producer for the Company, as it has been in the past. During the first quarter, Creeker's revenues were up slightly over the first quarter in 1996, this in spite of almost 6 weeks of disruptions to casino operations during a complete remodel during the months of November and December. During the remodel, at least half of the slot machines were off the floor during the six-week period, due the construction in progress. The increase in revenues at Creeker's during this slowest quarter with the remodel as well as the addition to the Double Eagle as prime competition is encouraging for the future of Creeker's planned hotel expansion.

As a result of the extensive remodel, Creeker's was transformed into one of the most appealing mid-size gaming properties in Cripple Creek. New, high-quality carpet (Axminster) was installed throughout the gaming areas, along with new tile on the floor in the pizza and bar areas. A lighter shade of high quality wall covering was also installed, along with mirrored ceiling tiles. The interior of the building was repainted and new lights and mirrors were installed. The resulting product was well received with a renewed enthusiasm from the gaming customer as well as a renewed sense of pride from the employees at Creeker's.

Marketing
---------

During the quarter, Creeker's discontinued its association with Ramblin Express bus lines. After carefully analyzing the busing program, the management of Creeker's decided to pool its marketing budget with the Double Eagle and develop a strategy to capture the higher dollar gaming patron, primarily through the use of its data base marketing and niche bus groups. However, Creeker's will continue to participate in limited bus promotions with Ramblin Express in the future on an as-needed basis.

Creeker's continues to attract a nominal percentage of the neighboring bus traffic by accepting all casino bus coupons. By providing the gaming patron with a higher level of customer service, along with a clean, safe, and beautiful gaming environment, Creeker's is continuing to increase its market share in Cripple Creek.

New projects
------------

The Company has begun preliminary design and feasibility studies on the Creeker's hotel and casino expansion. The new expansion would be located directly south of the existing facility, and would include approximately 50 rooms and 240 gaming devices and table games. Parking for this facility will be provided by the planned parking lot development of the Myers Avenue one acre site located approximately 50 yards from Creeker's.

Along with the development of the Creeker's Hotel and Casino expansion, the Company anticipates adding the same level of information technology upgrades to Creeker's. This includes a new digital phone system, the Micros point of sale systems, all networked to the Double Eagle and the Company's corporate location via a dedicated T-1 trunck line. The associated PC networks and support software upgrades would also be included in the upgrade. The Company anticipates additional staffing requirements with the planned expansion.

Double Eagle Hotel & Casino

The Double Eagle Hotel & Casino has become the anchor in the Cripple Creek gaming market. With the most visible location as the first casino and hotel property at the entrance of Cripple Creek, and being the largest single structure in Teller county, this property has garnered the interest of many players and visitors alike. The Double Eagle was designed with nearly every convenience and amenity in mind. From the moment the guest drives into the covered port-o-couche, they realize they are in a special environment. The Double Eagle is the only luxury hotel and casino in its class in the Southern Colorado market, and has found a niche with the high-end gaming customer.

General description
-------------------

Located on the southwestern corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue come together, the Double Eagle provides superior access and visibility to all motorist and pedestrian traffic entering and exiting Cripple Creek. The exterior of the building is designed to be reminiscent of the historic structures which adorned the streets of Cripple Creek during the pre-World War I era. The interior of the Double Eagle is themed to the hospitality and glamour of the "roaring 20's". With its breathtaking simulated stained glass barrel ceiling, complete with two five-foot diameter gold-leaf renditions of a 1927 Double Eagle coin, elegant winding staircases, and large, three-dimensional, progressive slot machine signs throughout, the Double Eagle offers its guests an unforgettable gaming experience. As an added convenience to its guests, the Double Eagle offers free valet parking from its port-o-couche and free shuttle bus service to and from the hotel/casino, Creeker's Casino, and its own 6-acre parking lot.

The hotel rooms are designed with elegance in mind, featuring suites with hot tubs, fireplaces, and big screen televisions. Room service, an up-scale restaurant, two entertainment bars, a gift shop, and a full service staff will ensure the needs of the guest are always serviced.

Lombard's Restaurant, located on the ground level of the Double Eagle, is continuing its tradition of being Cripple Creek's only fine dining restaurant. Lombard's feature a variety of choice cuts of steaks and chops, as well as fresh poultry and seafood, complimented by an extensive list of fine wines. The gaming customer at the Double Eagle has come to expect this level of culinary excellence, which is a large part of the Company's strategy to attract and retain the high dollar gaming customer. The Double Eagle started room service during this latest quarter, with the response being very positive. Special events, banquets, and meetings are also providing a strong income base for the hotel and restaurant operations.

Marketing
---------

Being the largest casino and hotel in the Southern Colorado market has its advantages when providing the most complete gaming experience for the gaming customer. A large part of the strategy for the Double Eagle is to build up the customer base through the use of the Winner's Circle players club. The Winner's Circle club card is a player tracking card that enables the customer to get a 1% rebate on their total coin in played, which is the most generous redemption in Cripple Creek. As a member of the Winner's Circle, the gaming customer also gets discounts on food, drinks, and merchandise. Depending on what their player rating is, the gaming customer can also receive complementary rooms, meals, merchandise, and drinks.

During the first 5 months of operation, the management of Double Eagle has spent a considerable amount of time and effort to build the Winner's Circle club, which is now at 25,000 members. The Double Eagle has used a variety of promotions, from cash giveaways, individualized cash coupons, in-house fun books, and a variety of cash and discount items to attract and retain high end gaming customers.

The Double Eagle has also begun marketing to the surrounding five-state area on the eastern slope of the Rocky Mountains (Kansas, Nebraska, Oklahoma, Texas, and New Mexico). Of these states, only New Mexico has Indian gaming, and none to the quality and level of the Double Eagle. Overnight bus trips from Denver have also proven to be a viable market for the Double Eagle. On several occasions, special overnight bus trips that provide for package deals have been offered to the Denver market (2 hours away), have proven to be very successful. These types of overnight packages will be expanded over the next 12 months to fill in the mid week traffic during the traditionally slower winter months. Special charter day trips are being scheduled, with the groups receiving a casino rating for discounts on future trips.

The Double Eagle is committed to high growth strategy by continuously improving its overall image and effectiveness through new marketing programs. In order to facilitate this aggressive strategy, the Company has recently hired a new Director of Marketing from a major casino property in Nevada.

New projects
------------

In order to make the Double Eagle Hotel & Casino the best in the state of Colorado, the Company has embarked on a capital development strategy that will make the Double Eagle the first and only 4 star hotel in Cripple Creek. The first project that is planned for the Double Eagle is the addition of a 150 seat meeting and conference center (within the existing structure), due for completion by Labor Day, 1997. The Double Eagle has already booked several fall meetings, and has numerous requests for fall and winter dates as well. This facility will also include additional kitchen facilities for banquets and dinners, as well as state of the art audio and visual amenities for the meetings.

Also planned for 1997 is the development of 4th and Myers property, from wetland ground, to prime parking and future casino and hotel development property. The Company is presently working with the city of Cripple Creek, as well the associated federal agencies, and plans for infrastructure development to begin as soon as the third quarter of 1997.

The Company is also conducting a feasibility study for the development of a multi-level parking structure and health club facilities (which would include a spa, steam room, exercise facility, swimming pool, and possible additional restaurant space). The Company believes that the continued growth in the Colorado gaming market will also increase the demand for a high end product of this type.

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



Technology Infrastructure
-------------------------

The Company considers the timely compilation and analysis of information to be key to the future success of both the Double Eagle and Creeker's. In order to achieve this goal, every facet of the business has been computerized at the Double Eagle. From the digital phone network, to the three PC networks linked to an AS/400 mini-mainframe at the heart of the system, every detail has been designed into making this property the most information efficient in the Colorado gaming industry. Information transfer and analysis procedures have been (or are being) designed to totally automate the process of information flow. Initial investment in this level of technology infrastructure is expected to produce efficiencies in operations and increase in revenue production capability. The Company is presently on the leading edge of applying information and computer technology to the gaming industry, and is committed to remain in that position in the foreseeable future.

COMPANY REVENUE

Casino revenues for the quarter were up significantly compared to the same period twelve months ago. Operating revenues for the quarter ending January 31, 1997 totaled $4,387,821 compared to revenues of
$1,257,083 for the same period in 1995, representing an increase of over 249%. The Company attributes the increase in revenues to the addition of the Double Eagle, as well as a continued increase in Creeker's revenues. Operating expenses for this quarter also rose from $1,224,436 to $4,705,444 representing a 284% increase from one year ago. This increase is primarily due to the additional payroll associated with the staffing for the Double Eagle, as well as
increases   in   marketing  and  related  general  and  administrative
expenses.

Additional operating expenses associated with additional services of Lombard's Grill, a full service restaurant, valet service, room service, bell service, etc. at Double Eagle contributed to the additional operating expenses. There were also additional expenses attributed to training the staff to use the latest software and hardware in the hotel and accounting departments.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

During the quarter, $150,000 of non-related party debenture principal was converted into 128,761 shares of common stock.

Results of Operations

For the three months ending January 31, 1997, the Company reported revenues from casino operations of $3,657,372 compared to $1,124,007 for the same period from one year ago, representing a 225% increase. During this period the Company had increased charges in labor, marketing and related general and administrative expenses associated with staffing of the Double Eagle. During this quarter the Company also incurred significant lost revenues due to approximately 6 weeks of construction associated with the remodeling of Creeker's. Taking into account these two factors, the Company incurred a net consolidated loss from operations of ($317,623) compared to a profit of $32,647 in 1996. Interest expense in the amount of $1,135,876 ($745,000 of which was associated with the construction financing of the Double Eagle project, $390,876 associated with capital leases) further reduced the net figure to a quarter loss of ($1,453,499).

Operating expenses increased by over 284% from $1,224,436 to $4,705,444 for the quarter due primarily to increased labor expenses and depreciation and amortization expenses related to the acquisition of additional capital equipment. This increase accounted for additional cost of labor and merchandising material used during the same period.

Expenses for food, beverage and other also increased 317% from $174,743 to $729,019, reflecting a substantial increase in operations costs associated with the Double Eagle Hotel & Casino. A large part of this increase coincides with the operations of two full service bars, the Double Eagle Hotel, as well as the world class cuisine offered by Lombard's Restaurant at the Double Eagle.

General and Administrative (G&A) and marketing expenses rose 235% from $485,313 to $1,625,733 during the quarter. All of the increase in G&A expenses are associated with the additional costs associated with the Double Eagle.

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

Operating results for the quarter ending January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1996.

             COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

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

Item 4. Submission of Matters to Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports - None

             COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                              Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 1997.

                                        COLORADO CASINO RESORTS, INC.

March 13, 1997                     By:     /s/ Rudy S. Saenz
                                        -----------------
                                        Rudy S. Saenz
                                        President and Chief Executive
Officer,
                                        Director (Principal Executive
Officer)



March 13, 1997                             /s/ Farid E. Tannous
                                        --------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial
Officer
                                        (Principal Financial Officer)