Form 10QSB/A
period 1996-10-31
COLORADO CASINO RESORTS INC
filed 1997-03-20
CIK 726569

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

                                 INDEX




Part I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets - (unaudited) for
                    January 31, 1997 ....................................   3

               Consolidated Statement of Operations - (unaudited) for
                 January 31, 1997 and January 31, 1996 ..................   5

               Consolidated Statements of Cash Flows - (unaudited) for
                 January 31, 1997 and January 31, 1996 ..................   6

               Notes to Consolidated Financial Statements ...............   7


       Item 2. Management's Discussion and Analysis of Financial
                    Condition as well as Future Plans ...................   8



Part II.  Other Information

       Item 1. Legal Proceedings .........................................  13

       Item 2. Changes in Securities .....................................  13

       Item 3. Defaults upon Senior Securities ...........................  13

       Item 4. Submission of Matters to a Vote of Security Holders........  13

       Item 5. Other Information .........................................  13

       Item 6. Exhibits and Reports ......................................  13



       Signatures ........................................................  14


Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                            January 31   October 31,
                                              1997          1996
                                              ----          ----
CURRENT ASSETS
Cash & cash equivalents                    $2,833,745   $2,828,994
Advances to officers                              ---      379,617
Inventory                                     187,513      251,662
Other                                           8,410      553,992
                                                -----      -------
   TOTAL CURRENT ASSETS                     3,029,668    4,014,265
                                            ---------    ---------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT     4,504,970    4,504,970

PROPERTY, PLANT & EQUIPMENT
Land and improvements                       7,071,644    7,071,644
Building                                   23,226,355   23,085,250
Furniture, fixtures & equipment            12,843,487   12,832,717
Accumulated depreciation & amortization    (2,169,706)  (1,520,102)
                                           ----------   ----------

   TOTAL PROPERTY, PLANT & EQUIPMENT       40,971,780   41,469,509
                                           ----------   ----------

OTHER ASSETS                                  476,430      313,483
                                              -------      -------

   TOTAL ASSETS                            48,982,848   50,302,227
                                           ==========   ==========



   The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(CONTINUED)
                                           January 31,  October 31,
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
                                         ==========   ==========


   The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited)

                                            Quarter        Quarter
                                             Ended          Ended
                                          January 31,    January 31,
                                              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   $(1,453,499)    $(187,430)

Noncash items
      Depreciation and amortization            650,715       107,468
      Amortization of debt issue costs         125,250         8,493
      Interest income added to restricted          ---       (1,130)
cash
      Interest added to debt                       ---        98,215
(Increase) decrease in:
      Inventory                                 64,149           442
      Other current assets                     545,582      (21,880)
            Other assets                     (288,068)       (4,518)
(Decrease) increase in:
      Accounts payable                         170,103      (33,116)
      Construction costs payable                   ---     2,460,232
      Interest payable                         319,381           ---
      Accrued other expenses                 (646,513)        98,610
                                             --------         ------
            Net cash provided (used) by      (512,900)     2,525,386
operating activities                         --------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment     (152,986)      (57,169)
Construction in process                            ---   (4,246,530)
Cash and investments, restricted                   ---   (5,250,000)
Advances to officers                           379,617           ---
                                               -------
            Net cash provided (used) by        226,631   (9,553,699)
                                               -------   ----------
investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers                         105,384           ---
Repayments, note payable                           ---     (500,000)
Borrowings, convertible debentures, net            ---     1,794,866
of issue costs
Borrowings, long-term debt                     185,636           ---
Borrowings, short-term, construction               ---     7,000,000
Repayments, long-term debt                         ---      (67,179)
Repayments, long-term debt, related party          ---       (5,201)
            Net cash provided (used) by        291,020     8,222,486
financing activities                           -------     ---------


INCREASE (DECREASE) IN CASH AND                  4,751     1,194,173
                                                 -----     ---------
EQUIVALENTS
CASH AND EQUIVALENTS, BEGINNING              2,828,994     1,375,145
                                             ---------     ---------

CASH AND EQUIVALENTS, ENDING                 2,833,745     2,569,318
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

Note B:   Deposits, Purchase Options
-------   --------------------------

     The Company has an option to purchase the parking lot behind Creeker's for $750,000 through the expiration of the agreement in April 1997.

Note C:   Long Term Debt
-------   --------------

     During the quarter, the Company borrowed an aggregate of $1,000,000 and issued unsecured promissory notes bearing an interest rate of 18% due in January 1999.

     The maturity of related-party notes, with an aggregate total of $7,976,000, was extended for a two-year period.

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

     During the quarter, CCRI reported a significant increase in total revenues compared to one year ago, primarily as a result of the first full quarter of operations of the Double Eagle Hotel & Casino. The Company reported net operating revenues of $4,387,821, an increase of $3,130,738, or 249% from the $1,257,083 reported during the same period in 1996. Although the Company recorded a loss from operations of $(317,623) compared to an income of $32,647 in 1996, EBITDA (earnings before interest taxes depreciation and amortization) totaled $333,092, an increase of $192,977, or 138% compared to the same period last year.

     The Company reported a net loss of $(1,453,499) for the quarter compared to a net loss of $(187,430) reported last year. Although the Company's business is not considered to be seasonal, the highest levels of business activity in Colorado occur during the tourist season (i.e., from May through September). Its base level (i.e., November through May) is fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado. During the first quarter, snow and poor weather conditions contributed to an overall reduction in gaming revenues in Cripple Creek as well as Blackhawk/Central City which also had an adverse effect on the Company's revenues. However, revenues for the Double Eagle were well within forecast expectations.

     A significant portion of the expenses incurred in the operations of the Company's subsidiaries and corporate offices were related to the implementation and improvement of computer systems, local and wide area networks and associated software. These expenses also included labor costs in connection with the staffing and training of additional accounting and information systems personnel. The management of the Company believes that by making capital investments in information technology today it will be in a better position to reap the benefits of improved operating efficiencies in the future. Significant improvements in efficiency are currently being realized in the operations and management of the Company's two properties through technology and the reduction in overhead. For example, all accounting and marketing functions take place from a centralized office located at the Double Eagle while utilizing a computer network with voice and data communications to connect the casinos to the corporate offices.

     The introduction of the Double Eagle in the City of Cripple Creek produced a significant initial impact with the addition of gaming devices and hotel rooms. Within the first 90 days of opening two casinos have ceased operations, reducing the number of gaming devices by approximately 300 machines. However, with aggressive marketing and through word-of-mouth, the Double Eagle has realized an increasing demand from new and return patrons.

Creeker's Casino

Creeker's continues to produce consistent revenues for the Company. During the first quarter, revenues were up slightly over the first quarter in 1996 in spite of almost six weeks of disruptions during a comprehensive remodeling in November and December. During this time, at least half of the slot machines were removed from the floor reducing gaming revenues. However, as a result of the remodel,
Creeker's was transformed into one of the more appealing mid-size gaming properties in Cripple Creek. New, high-quality (Axminster) carpet and tile was installed throughout the casino. A lighter shade of high quality wall covering was also installed along with mirrored ceiling tiles, lighting fixtures and wall-size mirrors. The newer, fresher atmosphere was well received by the patrons and employees alike.

Marketing. After carefully analyzing the busing program, the management decided to pool its marketing budget with the Double Eagle and develop a strategy to capture the high-dollar gaming patron, primarily through the use of database marketing and its own bus programs targeting niche market groups. Although Creeker's discontinued full participation with Ramblin Express bus lines, it will participate in future limited bus promotions on an as-needed basis. Also, by accepting all other casinos' bus coupons, Creeker's continues to attract a large percentage of patrons from the city's bus traffic.

Creeker's is continuing to increase its market share in Cripple Creek by providing the gaming patron with a higher level of customer service, along with a clean, safe, and attractive gaming environment.

New Projects. The Company has begun preliminary design and feasibility studies on the Creeker's hotel and casino expansion. The new expansion would be located directly south of the existing building and would include approximately 50-60 hotel rooms and 240-260 additional gaming devices and table games. Parking for will be provided by a parking lot, slated for development at the Myers Avenue site located approximately 50 yards from Creeker's.

Accompanying the hotel and casino expansion, the Company anticipates adding the same level of information technology improvements to Creeker's. This improvement in infrastructure includes a new digital phone system, advanced point of sale systems, and local/wide area computer networks connected to the Double Eagle and the Company's corporate location via dedicated T-1 trunk lines. Related support software and additional staffing requirements are anticipated with this expansion.


Double Eagle Hotel & Casino

The Double Eagle Hotel & Casino has become the anchor in the Cripple Creek gaming market. With its prominent presence and highly visible location, the Double Eagle is the first casino and hotel property one encounters at the entrance of Cripple Creek. Being the largest single structure in Teller county, this property has garnered the interest of many players and visitors alike. The Double Eagle was designed from the ground up with every convenience and amenity in mind. As the only hotel and casino in its class in the Southern Colorado region, it has formed a loyal customer base with the up-scale gaming patron.

General Description. Unlike existing gaming facilities in the Cripple Creek area, which offer limited or no overnight accommodations, inconvenient parking and few non-gaming amenities, the Double Eagle features 158 hotel rooms and suites, a 400-space parking lot with free valet parking and shuttle transportation, and a 45,000-square foot casino offering 746 slot machines and five blackjack tables. The facility also includes a 100-seat restaurant, Lombard's, two bars and a gift shop.

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

Lombard's Restaurant, located on the ground level of the Double Eagle, has established a name for itself as Cripple Creek's only fine dining restaurant. Featuring an extensive wine list, elegant ambiance, and a selection of dishes featuring choice cut meats, poultry and seafood prepared by its gourmet chef, Lombard's offers the gaming patron an up-scale dinning experience. The restaurant also began offering room service to hotel guests during this quarter. Catering to special events, banquets and meetings, the restaurant has come to establish a viable income base for the Double Eagle.

Marketing. The Double Eagle is committed to a high growth strategy by continuously improving its overall image and effectiveness through new and innovative marketing programs. A large part of the strategy for the Double Eagle is to build the customer base through the use of the Winners Circle slot club. The Winners Circle, and use of a player tracking system, provides the Company with an important tool for understanding its customer base. Information from the computerized tracking system assists management to plan and direct marketing efforts to its customers. As members of the Winners Circle, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the Winners Circle based on their point totals with various cash and gift prizes.

During the first five months of operation, the management of Double Eagle has spent a considerable amount of time and effort to increase membership in the Winners Circle, which now consists of 25,000 members. The Double Eagle has successfully used a variety of promotions, including cash giveaways, cash coupons, and in-house fun books to attract and retain its gaming customers.

The Double Eagle has also started marketing to the surrounding five-state area on the eastern slope (Kansas, Nebraska, Oklahoma, Texas, and New Mexico). Overnight bus trips from Denver have also proven to be a viable market for the Double Eagle. Management expects to expand these types of promotions over the next twelve months to increase mid-week attendance. Special day trip packages are also being scheduled with groups while offering return-trip incentives.

New Projects. The Company has embarked on an aggressive expansion strategy which, the management believes, will make the Double Eagle the first four-star hotel in Cripple Creek. The first project planned for completion by this Labor Day is the addition of a 150-seat meeting and conference center within the center section of the building. . This facility will include state-of-the-art audio and visual equipment as well as bar and kitchen facilities. The Double Eagle has already made several reservations for its anticipated conference center, with many requests coming daily.

Also planned for 1997 is the development of the Myers Avenue property. The Company is presently working with the city of Cripple Creek and appropriate Federal agencies to enhance the property, making it suitable for future casino and hotel development. Plans for this infrastructure development is expected to commence as early as the third quarter of 1997.

The Company is currently conducting a feasibility study for the development of a multi-level parking structure which will include a health club facility (including a spa, steam room, exercise room, swimming pool, and restaurant). This structure, slated for completion in Summer '98, will be erected directly behind the Double Eagle.

Technology Infrastructure. Management considers the timely compilation and analysis of information to be essential to the future success of the Company. In line with this belief, the Company has made a significant capital investment in technology in order to optimize the movement and management of information throughout the Company's properties. From a digital phone system, to local/wide area networks linked to an IBM AS/400 mini-mainframe, extensive consideration has been placed in the design and implementation of the communication infrastructure. Data collection and analysis processes and procedures have been developed, and continue to be refined, in effort to achieve a highly automated system of information management to further enhance the decision making process and revenue generating capability of the Company.


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

Operating expenses for this quarter also rose from $1,224,436 to $4,705,444 representing a 284% increase from one year ago. This increase in expenses is primarily due to the additional labor costs associated with Double Eagle operations, as well as increases in marketing and related general and administrative expenses. Additional expenses were also incurred with increase in cost of goods sold at Lombard's Restaurant (which now offers room service to hotel guests), as well as an initial increase in labor and training costs associated with bringing the valet service in house. These immediate changes are expected to improve the future revenue generating capacity of the Double Eagle.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

During the quarter, $150,000 of non-related party debenture principal was converted into 128,761 shares of common stock.

Results of Operations

For the three months ending January 31, 1997, the Company reported revenues from casino operations of $3,657,372 compared to $1,124,007 for the same period from one year ago, representing a 225% increase. During this period the Company had increased charges in labor, marketing and related general and administrative expenses associated with staffing of the Double Eagle. Furthermore, during this quarter, Creeker's had undergone remodeling which required the closure of sections of the casino for approximately six weeks. Taking into account these two factors, the Company incurred a net consolidated loss from operations of $(317,623) compared to a profit of $32,647 in 1996. Interest expense amount to $1,135,876 ($745,000 of which was related to construction financing for the Double Eagle project and $390,876 associated with capital leases) further reduced earnings to a quarter net loss of $(1,453,499).

Total operating expenses increased by 283%, up $3,461,008 to $4,705,444 for the quarter due primarily to increased labor expenses and depreciation and amortization related to the acquisition of capital equipment. Additional cost of labor and merchandising material used during the same period also accounted for the increase in expenses.

Restaurant and bar revenues improved by 141%, up $181,037 to $321,113 in the first quarter. Food and beverage costs and expenses rose by 246%, up $429,870 to $604,613, with restaurant and bar operations at the Double Eagle accounting for 90% of the increase.

General and administrative expenses increased 235%, up $1,140,420 to $1,625,733 for this quarter. Approximately $865,881, or 75% of the increase, was directly attributable to the new operations at the Double Eagle. Marketing and promotional expenses of $250,000 at Creeker's constituted another 22% of the total increase, with the balance attributable to increases in payroll and certain overhead costs at the corporate offices.

Depreciation expense increased 505%, up $543,247 to $650,715 for the quarter, with 97% of the increase, approximately $527,000, primarily due to capital spending associated with the Double Eagle. Interest expense increased by $915,800, or 416% from the same quarter last year. This increase was attributable to the additional debt related to Double Eagle construction financing and equipment leasing.

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

Item 2. Changes in Securities - None.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports - None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 1997.


        COLORADO CASINO RESORTS, INC.


March 13, 1997                          By:        /s/ Rudy S. Saenz
                                                  --------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director (Principal Executive Officer)




March 13, 1997                                     /s/ Farid E. Tannous
                                                  -----------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)