Form 10QSB
period 1997-04-30
COLORADO CASINO RESORTS INC
filed 1997-06-16
CIK 726569

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal quarter ended April 30, 1997

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

--------------------------------------------------------------------------------


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 36,447,464 shares of common stock, $0.001 par value per share.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                      INDEX



Part I.   Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheets - (unaudited) for April 30, 1997 ......... 3

     Consolidated  Statement of Operations - (unaudited)
       for April 30, 1997 and April 30, 1996 .............................. 5

     Consolidated  Statements of Cash Flows - (unaudited)
       for April 30, 1997 and April 30, 1996  ............................. 6

     Notes to Consolidated Financial Statements ........................... 7


  Item 2. Management's Discussion and Analysis of Financial
          Condition as well as Future Plans ............................... 8



Part II.  Other Information

  Item 1. Legal Proceedings .............................................. 12

  Item 2. Changes in Securities .......................................... 12

  Item 3. Defaults upon Senior Securities ................................ 12

  Item 4. Submission of Matters to a Vote of Security Holders ............ 12

  Item 5. Other Information .............................................. 12

  Item 6. Exhibits and Reports ........................................... 12



  Signatures ............................................................. 13

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                            April 30,   October 31,
                                              1997         1996
                                              ----         ----
CURRENT ASSETS
Cash & cash equivalents                    $2,217,960   $2,828,994
Advances to officers                              ---      379,617
Inventory                                     254,060      251,662
Other                                         560,108      553,992
                                              -------      -------
   TOTAL CURRENT ASSETS                     3,032,128    4,014,265
                                            ---------    ---------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT     4,504,970    4,504,970

PROPERTY, PLANT & EQUIPMENT
Land and improvements                       7,821,644    7,071,644
Building                                   23,522,924   23,085,250
Furniture, fixtures & equipment            13,206,691   12,832,717
Accumulated depreciation & amortization    (2,810,601)  (1,520,102)
                                           ----------   ----------
   TOTAL PROPERTY, PLANT & EQUIPMENT       41,740,658   41,469,509
                                           ----------   ----------

OTHER ASSETS                                  250,543      313,483
                                              -------      -------

   TOTAL ASSETS                            49,528,299   50,302,227
                                           ==========   ==========




                     [This section intentionally left blank]





              The accompanying notes are an integral part of these
                       consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(CONTINUED)
                                                April 30,     October 31,
                                                  1997           1996
                                                  ----           ----
    LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable .........................   $  1,313,082    $    649,895
Accrued interest payable .................      1,496,844       1,142,000
Accrued other expenses ...................        656,648       1,253,026
Progressive jackpot liabilities ..........      2,081,987       1,995,388
Advances from officers ...................        134,053            --
Current portion, long-term debt ..........      6,337,140       6,015,931
Current portion, long-term debt,
  related party ..........................           --         7,676,209
Current portion, capital lease obligations      1,535,656       1,535,656
                                             ------------    ------------
   TOTAL CURRENT LIABILITIES .............     13,555,410      20,268,105
                                             ------------    ------------

CONVERTIBLE DEBENTURES ...................        650,000       2,500,000
                                                  -------       ---------
CONVERTIBLE DEBENTURES, RELATED PARTY ....      5,358,364       5,199,739
                                             ------------    ------------

LONG-TERM DEBT ...........................     10,280,737       8,238,993
                                             ------------    ------------
LONG-TERM DEBT, RELATED PARTY ............      8,088,334         412,125
                                             ------------    ------------

OBLIGATION UNDER CAPITAL LEASE ...........      5,059,652       5,785,285
                                             ------------    ------------

   TOTAL LIABILITIES .....................     42,992,497      42,404,247
                                             ------------    ------------

STOCKHOLDERS' EQUITY
Preferred convertible stock, Series One,
$10 par value,  5,000,000 shares
authorized, 250,000 issued and outstanding      2,500,000       2,500,000

Common stock, $0.001 par value,
100,000,000 shares authorized,
36,447,464 and 34,537,711 issued and
outstanding, respectively.................         36,447          34,537

Paid-in capital ..........................     12,411,180      10,467,270
Retained earnings (accumulated deficit) ..     (8,411,825)     (5,103,827)
                                             ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY ............      6,535,802       7,897,980
                                             ------------    ------------

   TOTAL LIABILITIES & STOCKHOLDERS' .....     49,528,299      50,302,227
     EQUITY ..............................     ==========      ==========



                     [This section intentionally left blank]




              The accompanying notes are an integral part of these
                       consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                         Six Months      Six Months
                                            Ended          Ended
                                           April 30,      April 30,
                                            1997           1996
                                            ----           ----
OPERATING REVENUE
Casino .............................   $  7,872,728    $  2,711,722
Hotel & gift shop ..................        962,835            --
Restaurant & bars ..................        749,221         315,891
Other ..............................           --              --
                                       ------------    ------------
   TOTAL OPERATING REVENUE .........      9,584,784       3,027,613
                                       ------------    ------------

OPERATING EXPENSES
Casino .............................      3,799,218       1,161,547
Hotel & gift shop ..................        659,276            --
Restaurant & bars ..................      1,168,308         399,589
Marketing/General and administrative      3,358,573         862,963
Depreciation and amortization ......      1,290,535         237,222
                                       ------------    ------------
   TOTAL OPERATING EXPENSE .........     10,275,910       2,661,321
                                       ------------    ------------

INCOME (LOSS) FROM OPERATIONS ......       (691,126)        366,292
                                       ------------    ------------

NONOPERATING INCOME (EXPENSE)
Interest expense ...................      2,616,663         623,188
                                       ------------    ------------

LOSS BEFORE INCOME TAXES ...........     (3,307,789)       (256,896)
                                       ------------    ------------

INCOME TAXES .......................           --              --
                                       ------------    ------------
NET LOSS ...........................   $ (3,307,789)   $   (256,896)
                                       ============    ============

NET LOSS PER SHARE .................   $    (0.0932)   $    (0.0083)
                                       ============    ============

WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING ........     35,492,588      31,023,572
                                       ============    ============



                     [This section intentionally left blank]




              The accompanying notes are an integral part of these
                       consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

                                              Six Months       Six Months
                                                Ended            Ended
                                              April 30,        April 30,
                                                1997             1996
                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ................................   $ (3,307,961)   $   (256,896)
Noncash items
      Depreciation and amortization .....      1,290,535         237,222
      Amortization of debt issue costs ..        219,500         130,125
      Interest income added to
        restricted cash  ................           --            (2,427)
      Interest converted to debt ........           --           186,313
(Increase) decrease in:
      Inventory .........................         (2,398)          3,159
      Other current assets ..............         (6,116)        (89,692)
      Other assets ......................       (156,560)        (35,746)
(Decrease) increase in:
      Accounts payable ..................        663,187         (27,552)
      Accrued other expenses ............       (154,935)        624,032
                                                --------         -------
        Net cash provided (used) by
          operating activities...........     (1,454,748)        768,538
                                              ----------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment      (1,561,648)     (1,088,438)
Construction in process .................           --       (10,126,710)
Cash and investments, restricted ........           --        (5,092,811)
                                               ---------      ----------
        Net cash provided (used) by
          investing activities...........     (1,561,648)    (16,307,959)
                                              ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers ..................        513,670            --
Repayments, note payable ................           --          (500,000)
Borrowings, convertible debentures,
  of issue costs net ....................           --         4,050,000
Borrowings, long-term debt & capital
  lease obligations .....................      2,617,345      12,325,000
Issuance of common stock ................           --         1,125,000
Issuance of preferred stock .............           --         3,150,000
Repayments, long-term debt & capital
  lease obligations......................       (725,653)       (134,900)
                                                --------        --------
        Net cash provided (used) by
          financing activities...........      2,405,362      20,015,100
                                               ---------      ----------
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS..............................       (611,034)      4,475,679
                                                --------       ---------
CASH AND EQUIVALENTS, BEGINNING .........      2,828,994       1,375,145
                                               ---------       ---------

CASH AND EQUIVALENTS, ENDING ............      2,217,960       5,850,824
                                               =========       =========




                     [This section intentionally left blank]



              The accompanying notes are an integral part of these
                       consolidated financial statements

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A:   Summary of Significant Accounting Policies
          ------------------------------------------

     The Company's accounting policies are outlined in the audited financial statements included with the Company's most recent 10KSB. There have been no changes in accounting principles or practices in the current fiscal year.

Note B:   Deposits, Purchase Options
          --------------------------

     The Company has exercised its option to purchase the parking lot behind Creeker's for $750,000 in April 1997.

Note C:   Long Term Debt & Capital Lease Obligations
          ------------------------------------------

     During the six months ended April 30, 1997, the Company borrowed an aggregate of $2,617,345 and made repayments of $725,653.

     The maturity of related-party notes, with an aggregate total of $7,676,000, was extended for a two-year period.

Note D:   Advances to/from Officers
          -------------------------

     During the six months ended April 30, 1997, the officers advanced a total of $513,670 to the Company, $379,617 of which was used to repay the outstanding receivable as of October 31, 1996 with the balance of $134,053 remaining as a payable to the officers at April 30, 1997.

Note E:   Stockholders' Equity
          --------------------

     The Company issued 1,780,992 shares of common stock on the partial conversion of $1,700,000 in convertible debentures.

     The Company has outstanding stock options to directors to purchase 240,000 shares of common stock at $1.00 per share and outstanding stock options to officers and key employees to purchase 817,500 shares of common stock at $2.00 per share.

Note F:   Income Taxes
          ------------

     The Company has an estimated deferred tax benefit of $1,200,000 for the six months ended April 30, 1997 which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforwards at April 30, 1997.

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

     During the quarter, CCRI reported a significant increase in total revenues compared to the same period one year ago, primarily as a result of six months of operations of the Double Eagle Hotel & Casino. The Company reported net operating revenues of $9,584,784, an increase of $6,557,171, or 217% from the $3,027,613 reported during the same period in 1996. Although the Company recorded a loss from operations of $(691,126) compared to an income of $366,292 in 1996, EBITDA (earnings before interest taxes depreciation and amortization) totaled $599,409, slightly lower than the $603,514 reported during the same period last year.

     The Company reported a net loss of $(3,307,789), or $(0.0932) per share, for the six months ended April 30, 1997 compared to a net loss of $(256,896), or $(0.0083) per share, reported last year. Although the Company's business is not considered to be seasonal, the highest levels of business activity in Colorado occur during the tourist season (i.e., from May through October). Its base level (i.e., November through April May) is fairly is normally very predictable, constant although adverse weather conditions during this period could on the weekends have a significant impact on business. During the first six months of operations during fiscal 1997, snow and poor weather conditions contributed to an overall reduction in gaming revenues in Cripple Creek which also had an adverse effect on the Company's revenues.

Creeker's Casino

     Creeker's revenues were slightly down during the first six months of the fiscal year, primarily due to the disruptions caused by the remodeling of the casino during the first quarter. Additional reduction in revenues resulted from disruptions due to construction activities near the entrance of the casino. Creeker's is continuing to capture market share of the town's revenues through aggressive marketing and promotion.


Double Eagle Hotel & Casino

     The Double Eagle continues to garner the interest of visitors and gaming patrons alike as it draws attention as a unique property in the Colorado gaming market. The Double Eagle is the most prominent structure in Cripple Creek and offers quality amenities found in signature properties in Las Vegas.

     During the second quarter, the Company hired a Vice President of Operations/General Manager, as well as a Director of Marketing. Management believes the addition of these experienced casino executives from the Nevada gaming market will significantly improve the Double Eagle's operations and revenue generating capability. Furthermore, the Company will continue to seek and employ highly qualified personnel in key management positions as it continues to strive to enhance its image and operations.

     The Double Eagle is committed to a high growth strategy by continuously improving its overall image and effectiveness through new and innovative marketing programs. A large part of the strategy for the Double Eagle is to build the customer base through the use of the Winners Circle slot club. The Double Eagle is also continuing its marketing to the surrounding five-state area on the eastern slope (Kansas, Nebraska, Oklahoma, Texas, and New Mexico). Overnight bus trips from Denver continue to be a viable market for the Double Eagle. Management expects to expand these types of promotions over the next twelve months to increase mid-week attendance. Special day trip packages are also being scheduled with groups while offering return- trip incentives.

     During the second quarter, the Double Eagle became a corporate sponsor of the Pikes Peak International Raceway in Colorado Springs. This sponsorship provides the Company exclusive use of a sky box suite for all racing events, which will be used in its marketing and promotion efforts. The Company will continue its commitment of providing a high level of customer service to its preferred patrons by extending them invitations to all special events.

     The Company is continuing on an aggressive expansion strategy which will make the Double Eagle the only destination resort in Cripple Creek. The first planned project, slated to commence in mid-September, is the addition of a 150-seat meeting and conference center within the center section of the building. This facility, which will include state-of-the-art audio and visual equipment as well as bar and kitchen facilities, will be used to accommodate conferences and conventions. In addition, the Company is currently planning the addition of a amusement arcade to be introduced this summer.

     The Company continues to make significant capital investments in technology in order to optimize the movement and management of information throughout the Company's properties. Extensive consideration is being placed on the design and implementation of the communication infrastructure, data collection and analysis processes and automation. Management believes these improvements will further enhance the decision making process and revenue generating capability of the Company.


COMPANY REVENUE

     The Company reported net operating revenues for the six months ended April 30, 1997 of $9,584,784, an increase of $6,557,171 or 217% from the $3,027,613 reported during the same period in 1996. Casino revenues of $7,872,728, which constituted over 82% of total revenues, were up by $5,161,006, or 190%, compared to the same six-month period one year ago. Hotel and gift shop revenues totaled $962,835 while restaurant and bar revenues amounted to $749,221, an increase of $433,330, or 137% from the $315,891 recorded during the same period in 1996.

     For the quarter ended April 30, 1997, total revenues amounted to $5,196,963, an increase of $809,142, or 18%, compared to the previous quarter. Casino revenues increased by $557,984 from $3,657,372 to $4,215,356, representing a 15% increase. Hotel and gift shop revenues increased 36%, up $147,023 from $407,906 while restaurant and bar revenues improved by over 32%, up $105,565 to $426,678 during this quarter.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

     During the quarter, $1,700,000 of non-related party debenture principal was converted into 1,780,992 shares of common stock.

Results of Operations

     For the six months ended April 30, 1997, the Company's results of operations included the activities of the newly-opened Double Eagle Hotel & Casino and Creeker's Casino. The Company reported net operating revenues for the six months ended April 30, 1997 of $9,584,784, with the new operations of the Double Eagle contributing more than 75% of the total revenues. Revenues generated during the second quarter improved by more than 18% compared to the previous quarter, up $809,152 from $4,387,821.

     During the six months, the Company increased charges in labor, marketing and related general and administrative expenses associated with the continued enhancement of Double Eagle operations. Total operating expenses increased by 286%, up $7,614,589 to $10,275,910 compared to the same period last year due primarily to increased direct and indirect labor and depreciation and amortization expenses related to the additional capital equipment purchased for the Double Eagle. Additional cost of marketing and promotion costs also increased marketing/general & administrative expenses during the same period.

     Although the Company reported a loss from operations of $(691,126), EBITDA amounted to $599,409. Interest expense of $2,616,663 further reduced earnings to a second quarter net loss of $(1,854,290) and a six month net loss of $(3,307,789).

     Restaurant and bar revenues improved by 137%, up $433,330 to $749,221 in the six months. Food and beverage costs and expenses rose by 192%, up $768,719 to $1,168,308, with restaurant and bar operations at the Double Eagle accounting for 69% of the increase compared to the same period last year.

     General and administrative expenses increased 219%, up $2,495,610 to $3,358,573 for the six months. Approximately $1,284,000, or 51% of the increase was directly attributable to the new operations at the Double Eagle, with marketing and promotional expenses of $758,526 constituting another 31% of the total increase. The balance of the increase was associated with additional labor and overhead costs at the Double Eagle and corporate offices.

     Depreciation and amortization expense increased 441%, up $1,053,313 to $1,290,535 for the past six months, with over 90% of the increase related to capital equipment purchased for the Double Eagle. Interest expense increased by $1,993,475, or 320% from the same six-month period last year. This increase was attributable to the additional debt incurred in connection with the Double Eagle project.

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

     Operating results for the quarter ending April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1996.

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

Item 4. Submission of Matters to Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports - None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of June, 1997.

                                        COLORADO CASINO RESORTS, INC.

June 12, 1997                      By:  /s/ Rudy S. Saenz
                                        ------------------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director (Principal Executive Officer)



June 12, 1997                           /s/ Farid E. Tannous
                                        ------------------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)