Form 10QSB
period 1997-07-31
COLORADO CASINO RESORTS INC
filed 1997-09-12
CIK 726569

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  ---------------------------------------------------------------------------
                                   FORM 10-QSB
  ---------------------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal quarter ended July 31, 1997

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

-------------------------------------------------------------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 38,282,715 shares of common stock, $0.001 par value per share.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                      INDEX

Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets - (unaudited) for July 31, 1997.... 3

                           Consolidated Statement of Operations - (unaudited) for
                               July 31, 1997 and July 31, 1996............................ 5

                           Consolidated Statements of Cash Flows - (unaudited) for
                               July 31, 1997 and July 31, 1996............................ 6

                           Notes to Consolidated Financial Statements..................... 7


              Item 2.      Management's Discussion and Analysis of Financial Condition
                           as well as Future Plans........................................ 8



Part II.      Other Information

              Item 1.      Legal Proceedings.............................................. 12
              Item 2.      Changes in Securities.......................................... 12
              Item 3.      Defaults upon Senior Securities................................ 12
              Item 4.      Submission of Matters to a Vote of Security Holders............ 12
              Item 5.      Other Information.............................................. 12
              Item 6.      Exhibits and Reports........................................... 12


              Signatures ................................................................. 13

Colorado Casino Resorts, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                        July 31,       October 31,
                                                          1997            1996
                                                      ------------    ------------
CURRENT ASSETS
Cash & cash equivalents ..........................   $  3,011,159    $  2,828,994
Advances to officers .............................           --           379,617
Inventory ........................................        192,414         251,662
Other ............................................        229,575         553,992
                                                     ------------    ------------
   TOTAL CURRENT ASSETS ..........................      3,433,148       4,014,265
                                                     ------------    ------------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT ..........      4,504,970       4,504,970

PROPERTY, PLANT & EQUIPMENT
Land .............................................      7,821,644       7,071,644
Building and improvements ........................     23,595,910      23,085,250
Furniture, fixtures & equipment ..................     13,181,095      12,832,717
Accumulated depreciation & amortization ..........     (3,516,758)     (1,520,102)
                                                     ------------    ------------
   TOTAL PROPERTY, PLANT & EQUIPMENT .............     41,081,891      41,469,509
                                                     ------------    ------------

OTHER ASSETS .....................................        446,949         313,483
                                                     ------------    ------------

   TOTAL ASSETS ..................................     49,466,958      50,302,227
                                                     ============    ============

                     [THIS SECTION INTENTIONALLY LEFT BLANK]




     The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)
(CONTINUED)
                                                                          July 31,      October 31,
                                                                            1997            1996
                                                                      ------------    ------------
                     LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES
Accounts payable .................................................... $    398,965    $    649,895
Accrued interest payable ............................................    1,482,014       1,142,000
Accrued other expenses ..............................................      936,753       1,253,026
Progressive jackpot liabilities .....................................    2,025,210       1,995,388
Advances from officers ..............................................        4,074            --
Current portion, long-term debt .....................................    6,501,303       6,015,931
Current portion, long-term debt, related party ......................    1,649,748       7,676,209
Current portion, capital lease obligations ..........................    2,580,123       1,535,656
                                                                      ------------    ------------
   TOTAL CURRENT LIABILITIES ........................................   15,578,190      20,268,105
                                                                      ------------    ------------

CONVERTIBLE DEBENTURES ..............................................      250,000       2,500,000
                                                                      ------------    ------------
 CONVERTIBLE DEBENTURES, RELATED PARTY ..............................    5,358,364       5,199,739
                                                                      ------------    ------------

LONG-TERM DEBT ......................................................   11,230,265       8,238,993
                                                                      ------------    ------------
LONG-TERM DEBT, RELATED PARTY .......................................    6,438,585         412,125
                                                                      ------------    ------------

OBLIGATION UNDER CAPITAL LEASE ......................................    4,343,222       5,785,285
                                                                      ------------    ------------

   TOTAL LIABILITIES ................................................   43,198,626      42,404,247
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY
Preferred convertible stock, Series One, $10 par value,
   5,000,000 shares authorized, 250,000 issued and outstanding ......         --         2,500,000

Common stock, $0.001 par value, 100,000,000 shares authorized,
   38,282,715 and 34,537,711 issued and outstanding, respectively ...       38,282          34,537

Paid-in capital .....................................................   15,011,180      10,467,270
Retained earnings (accumulated deficit) .............................   (8,781,130)     (5,103,827)
                                                                      ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY .......................................    6,268,332       7,897,980
                                                                      ------------    ------------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................   49,466,958      50,302,227
                                                                      ============    ============

                     [THIS SECTION INTENTIONALLY LEFT BLANK]




     The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                           Nine Months        Quarter      Nine Months       Quarter
                                             Ended             Ended          Ended           Ended
                                            July 31,          July 31,       July 31,        July 31,
                                              1997              1997           1996            1996
                                            ----------       ---------      ----------      ----------

OPERATING REVENUE
   Casino .............................     13,785,817       5,913,089       4,724,411       2,012,689
   Hotel ..............................      1,784,651         821,816            --              --
   Food, beverage & gift shop, other ..      1,370,870         621,649         533,739         217,848
                                          ------------    ------------    ------------    ------------
      TOTAL OPERATING REVENUE .........     16,941,338       7,356,554       5,258,150       2,230,537
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Casino .............................      6,237,799       2,438,581       2,197,458       1,035,911
   Hotel ..............................      1,024,888         365,612            --              --
   Food, beverage & gift shop .........      2,075,647         907,339         772,141         372,552
   Marketing/General and administrative      5,340,735       1,982,162       1,661,916         798,953
   Depreciation and amortization ......      2,071,787         781,252         412,506         175,284
                                          ------------    ------------    ------------    ------------
      TOTAL OPERATING EXPENSE .........     16,750,856       6,474,946       5,044,021       2,382,700
                                          ------------    ------------    ------------    ------------

 INCOME (LOSS) FROM OPERATIONS ........        190,482         881,608         214,129        (152,163)
                                          ------------    ------------    ------------    ------------

NONOPERATING INCOME (EXPENSE)
   Interest expense ...................      3,867,576       1,250,913       1,194,799         571,611
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES .....     (3,677,094)       (369,305)       (980,670)       (723,774)
                                          ------------    ------------    ------------    ------------

INCOME TAXES ..........................           --              --              --              --
                                          ------------    ------------    ------------    ------------

NET LOSS ..............................   $ (3,677,094)   $   (369,305)   $   (980,670)   $   (723,774)
                                          ============    ============    ============    ============

NET LOSS PER SHARE ....................   $    (0.1003)   $    (0.0101)   $    (0.0291)   $    (0.0215)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
       OF SHARES OUTSTANDING ..........     36,668,319      36,668,319      33,710,886      33,710,886
                                          ------------    ------------    ------------    ------------





                     [THIS SECTION INTENTIONALLY LEFT BLANK]




     The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited)

                                                              Nine Months Ended  Nine Months Ended
                                                                   July 31,           July 31,
                                                                     1997               1996
                                                              ----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ...................................................   $ (3,677,094)   $   (980,670)
Noncash items
      Depreciation and amortization ........................      2,071,787         412,506
      Amortization of debt issue costs .....................        369,500         422,817
      Interest converted to debt ...........................           --           299,161
(Increase) decrease in:
      Inventory ............................................         59,248          (2,964)
      Other current assets .................................        324,417        (176,395)
      Other assets .........................................       (578,097)        (17,358)
(Decrease) increase in:
      Accounts payable .....................................       (250,930)        795,565
      Interest payable .....................................        340,014            --
      Accrued other expenses ...............................       (286,451)        929,316
                                                               ------------    ------------
            Net cash provided (used) by operating activities     (1,627,606)      1,681,978
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment ...................     (1,609,038)    (20,688,520)
Construction in process ....................................           --          (623,325)
Cash and investments, restricted ...........................           --          (200,000)
                                                               ------------    ------------
            Net cash provided (used) by investing activities     (1,609,038)    (21,511,845)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers .....................................        383,691            --
Borrowings, convertible debentures, net of issue costs .....           --         4,044,866
Borrowings, long-term debt & capital lease obligations .....      3,432,714            --
Borrowings, short-term debt ................................           --        13,325,000
Repayments, long-term debt & capital lease obligations .....       (397,596)        (44,688)
Repayments, short-term debt ................................           --        (1,500,000)
Issuance of common stock ...................................           --         1,125,000
Issuance of preferred stock ................................           --         3,150,000
                                                               ------------    ------------
            Net cash provided (used) by financing activities      3,418,809      20,100,178
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................        182,165         270,311
                                                               ------------    ------------
CASH AND EQUIVALENTS, BEGINNING ............................      2,828,994       1,375,145
                                                               ------------    ------------

CASH AND EQUIVALENTS, ENDING ...............................      3,011,159       1,645,456
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

Note B:       Long Term Debt & Capital Lease Obligations
              ------------------------------------------

During the nine months ended July 31, 1997, the Company borrowed an aggregate of $3,432,714 and made repayments of $397,596. The maturity of related-party notes, with an aggregate total of $7,676,000, was extended for a two-year period.

Note C:       Advances to/from Officers
              -------------------------

During the nine months ended July 31, 1997, the officers advanced a total of $775,000 to the Company, $379,617 of which was used to repay the outstanding receivable as of October 31, 1996, and $391,309 was used to repay additional advances extended during the same period, with the balance of $4,074 remaining as a payable to the officers at July 31, 1997.

Note D:       Stockholders' Equity
              --------------------

During the nine months ended July 31, 1997, the Company issued 2,345,004 shares of common stock on the partial conversion of $2,250,000 in convertible debentures. A balance of $250,000 in convertible debentures remain unconverted.

The Series One, Preferred Stock was converted into 1,400,000 shares of common stock at an average price of $1.79 per share during the quarter ended July 31, 1997.

During the quarter, the Company issued to key executive management an option to acquire 100,000 shares of the Company's stock at a strike price of $2.00 per share. Also, options to acquire 65,000 shares of common stock in the Company lapsed or were otherwise cancelled. As of July 31, 1997, the Company had outstanding stock options to officers to purchase 270,000 shares of common stock at $1.00 per share and outstanding stock options to officers and key employees to purchase 852,500 shares of common stock at $2.00 per share.

In addition, the Company issued warrants to Gemini Ventures, L.L.C., entitling it to acquire 1,400,000 shares of the Company's common stock at $2.50 per share. The warrants expire in 2002.

Note E:       Income Taxes
              ------------

The Company has an estimated deferred tax benefit of $1,324,000 for the nine months ended July 31, 1997 which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforwards at July 31, 1997.

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

During the quarter, CCRI reported an increase in total revenues compared to the same period one year ago, primarily as a result of nine months of operations of the Double Eagle Hotel & Casino. The Company reported net operating revenues of $16,941,338, an increase of $11,683,188, or 222% from the $5,258,150 reported during the same period in 1996. The Company reported a net loss of $(3,677,094), or $(0.1035) per share, for the nine months ended July 31, 1997 compared to a net loss of $(980,670), or $(0.0291) per share, reported last year. For the quarter, the Company posted a net loss of $(369,305), or $(0.0104) per share. Although the Company's business is not considered to be seasonal, the highest levels of business activity in Colorado occur during the tourist season (i.e., from May through September). Its base level (i.e., November through May) is fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado. Although the Company recorded a loss from operations, EBITDA (earnings before interest taxes depreciation and amortization) totaled $2,262,269, significantly higher than the $626,635 reported during the same period last year.

Business and Marketing Strategy

The Company continually places emphasis on the implementation of its business strategy to offer casino gaming and a full range of amenities in a friendly atmosphere that caters to middle and upper-middle income customers. Incorporating the distinction between Creeker's Casino and the Double Eagle Hotel & Casino in its marketing efforts, management believes it is able to increase gaming activity at its respective casinos by attracting customers from two market segments. Through the use of radio and print advertising, direct mail, promotional coupons and special events designed uniquely to address each market segment, management attracts players to its respective properties. Promotional allowances, such as complimentary rooms, food, beverage and entertainment are used at both casinos to reward and retain its customers. Specifically, Creeker's promotes coupons for free bus transportation, discounts on buffet meals, and cash and prize give-aways while the Double Eagle offers discounted and complimentary hotel rooms, complimentary dinners, VIP services and promotions and cash sweepstakes to attract and keep respective customers.

The implementation of the "Winners Circle" slot club at both Creeker's and the Double Eagle, and the use of a player tracking system which monitors the wagering of its customers, provides the Company with an important tool for understanding its customer base. Information from the computerized tracking system assists management to plan and direct marketing efforts to its customers in both market segments. As of July 31, 1997 the database consisted of over 40,000 members.

The Company is currently in the process of strategically acquiring significant parcels of land around the Double and Creeker's for use as parking lots for its gaming patrons and hotel guests. Management believes that providing clean and secure parking facilities in near proximity to its buildings provides an added convenience to its guests, which will have a direct favorable impact on its business.

Management continues to make significant investments in key management and personnel. In addition to the recent recruitment of the General Manager and Director of Marketing from the Nevada market, the Company hired a new Director of Finance, also from Nevada, who most recently held the position of controller at New York, New York in Las Vegas. The aforementioned key management bring over fifty years of experience to the Company.

Emphasis continues to be placed on the Company's technological infrastructure to optimize the movement and management of timely information. A new hotel property system was recently installed to streamline the check-in and check-out process. Also, the Company is embarking on a comprehensive marketing campaign through the use of the Internet with Web page advertising and promotion.

Creeker's Casino

Creeker's targets middle to upper-income customers from the greater Colorado Springs area and surrounding communities who prefer to make day trips to Cripple Creek. Because of its smaller size and "down-to-earth" atmosphere, Creeker's appeals to many customers who enjoy a cozier environment and the personal touch offered by its friendly employees. Free pizza and a hearty buffet served in its restaurant further heightens Creeker's attractiveness to this market segment.

Management at Creeker's plans to employ an aggressive bussing program for day-trip patrons as well as joint marketing with the Double Eagle for extended stay visits. Efforts are also underway to upgrade all slot machines and to introduce a "sports bar" atmosphere complete with big-screen televisions, sports posters and memorabilia and satellite receiver system for all major sports channels.

Double Eagle Hotel & Casino

With the largest number of rooms and elegant suites in Cripple Creek, free valet parking under a covered car port, and an exciting and lively atmosphere, the Double Eagle attracts customers who enjoy gaming within a facility which offers the hospitality and convenience of first-class accommodations. Although the Double Eagle appeals to higher income patrons because of its "Las-Vegas" style casino atmosphere, quality hotel and restaurant facilities and a variety of special events, management has implemented programs to expand its focus to include a larger target market.

Management of the Double Eagle continues to reinforce its commitment to a high growth strategy by improving its overall image and effectiveness through new and innovative marketing programs, a redesigned casino floor layout with looser slot machines, the addition of poker tables, an amusement arcade, and the introduction of a VIP lounge for rated players. In addition to free daily slot tournaments and special events, the Double Eagle hosts live entertainment and music acts at its new piano bar and lounge. Responding to the needs of its customers, management recently changed the menu and theme of the restaurant. As the new Lombard's Bar & Grill, the ambiance is less formal, the menu features a greater selection of popular items, and a children's menu was added with service offered throughout the day.

Completion of the anticipated convention facility at the Double Eagle has been delayed until Spring 1998. Once complete, management expects this new addition will attract new players by capturing meeting and small convention business. Another expected future improvement at the Double Eagle is the construction of a five-story parking structure which will include a juice bar and health club facility located on the mezzanine level, along with a swimming pool, Jacuzzi, sauna and workout room.

COMPANY REVENUE

The Company reported net operating revenue of $16,941,338, for the nine months and $7,356,554 for the quarter ended July 31, 1997, respectively. Compared to the respective periods during 1996, revenue increased by $11,683,188 or 222% from the $5,258,150 for the nine months and $5,126,017 or 230% from the $2,230,537 for the quarter. Casino revenues of $13,785,817, which constituted over 81% of total revenues, were up by $9,061,406, or 192%, compared to the same nine-month period one year ago. Hotel revenues totaled $1,784,651 while food, beverage and gift shop revenues amounted to $1,370,870, an increase of $837,131, or 157% from the $533,739 recorded during the same period in 1996.

For the quarter ended July 31, 1997, total revenues of $7,356,554 increased $2,159,591 or 42%, compared to $5,196,963 reported for the previous quarter. Casino revenues increased by $1,697,733 to $5,913,089 from $4,215,356 representing a 40% increase over last quarter. Hotel revenues increased 50% to $821,816, while food, beverage and gift shop revenues improved by over 44% to $621,649 during this quarter.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

During the quarter, $400,000 of non-related party debenture principal was converted into 435,250 shares of common stock.

The Series One, Preferred Stock was converted into 1,400,000 shares of common stock at an average price of $1.79 per share.

Results of Operations

For the nine months ended July 31, 1997, the Company's results of operations included the activities of the Double Eagle Hotel & Casino and Creeker's Casino. The Company reported net operating revenues for the nine months ended July 31, 1997 of $16,941,338, with the new operations of the Double Eagle contributing more than 78% of the total revenues.

During the nine months, the Company increased charges in labor, marketing and related general and administrative expenses associated with the continued enhancement of Double Eagle operations. Total operating expenses increased by 217%, up $10,047,554 to $14,679,069 compared to the same period last year due primarily to increased direct and indirect labor, depreciation and amortization expenses related to additional capital equipment, and gaming taxes. Additional cost of marketing and promotion also increased marketing/general & administrative expenses during the same period.

Although the Company reported income from operations of $881,608 during the quarter, EBITDA amounted to $1,662,860. Interest expense of $1,250,913 reduced earnings to a third quarter net loss of $(369,305).

Food, beverage and gift shop revenues improved by 157%, up $837,131 to $1,370,870 in the nine months. Food and beverage costs and expenses rose by 169%, up $1,303,506 to $2,075,647, with food, beverage and gift shop operations at the Double Eagle accounting for 68% of the increase compared to the same period last year.

General and administrative expenses increased 221%, up $3,678,819 to $5,340,735 for this nine months. Approximately $2,917,848, or 79% of the increase, was directly attributable to the additional operations and marketing efforts at the Double Eagle.

Depreciation and amortization expense increased 402%, up $1,659,281 to $2,071,787 for the nine months. Interest expense increased by $2,672,777, or 224% to $3,867,576 from $1,194,799 recorded during the same period last year. This increase was attributable to the debt related to Double Eagle construction financing, equipment leasing and additional working capital.

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

Operating results for the quarter ending July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1996.

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

Item 4.         Submission of Matters to Vote of Security Holders - None.

Item 5.         Other Information - None.

Item 6.         Exhibits and Reports - None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of September, 1997.

                                        COLORADO CASINO RESORTS, INC.

September 12, 1997             By:         /s/ Rudy S. Saenz
                                        --------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director (Principal Executive Officer)



September 12, 1997                         /s/ Farid E. Tannous
                                        -----------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)