Form 10KSB
period 1997-10-31
COLORADO CASINO RESORTS INC
filed 1998-01-29
CIK 726569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB
--------------------------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended October 31, 1997

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

State the registrant's revenues for its most recent fiscal year: $24,075,922.

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 27, 1998 was approximately $24,186,000 based upon the average reported closing bid and asked price of such shares. As of January 27, 1998, there were 38,665,632 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  Proxy Statement from Annual Meeting of Shareholders dated September 24, 1997


================================================================================

                                TABLE OF CONTENTS

PART I
         Item 1.      Business..................................................      3

         Item 2.      Properties................................................      9

         Item 3.      Legal Proceedings.........................................     10

         Item 4.      Submission of Matters to a Vote of Stockholders...........     10

PART II

         Item 5.      Market for Registrant's Common Equity
                           and Related Stockholder Matters......................     10

         Item 6.      Management Discussion and Analysis of Financial Condition
                           and Results of Operations............................     11

         Item 7.      Financial Statements......................................     13

         Item 8.      Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure...............     13

PART III

         Item 9.      Directors and Executive Officers of the Registrant........     13

         Item 10.     Executive Compensation....................................     14

         Item 11.     Security Ownership of Certain Beneficial Owners
                         and Management ........................................     15

         Item 12.     Certain Relationships and Related Transactions............     15

         Item 13.     Exhibits and Reports on Form 8-K..........................     15


                   Special Note on Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements refer to events that could occur in the future or may be identified by the use of words such as "intend," "plan," "believe," "anticipate," correlative words, and other expressions indicating that future events are contemplated. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth following and elsewhere in this Annual Report on Form 10-KSB.

                                     PART I

Item 1.       Business

General

Colorado Casino Resorts, Inc. (the "Company" or "CCRI"), a Texas corporation, is a Colorado-based casino and hotel development company which presently owns and operates casino and hotel/casino properties in Southern Colorado.

Reorganization and Merger. On January 14, 1994, the Company completed a reorganization with Lyric Development Company, Inc. ("Lyric") whereby the Company issued additional shares of common stock to the shareholders of Lyric in exchange for 100% of the outstanding common stock of Lyric. The Company's early operations had been devoted primarily to acquiring land in Cripple Creek, Colorado, for future development, identifying acquisition candidates, obtaining financing, raising capital, and initial land development planning. On March 15, 1995, effective with the merger of Creeker's, Inc., an on-going casino operation, the Company ceased to be a development stage company. The merger was accounted for as a pooling of interests. On March 29, 1995, the Company began trading in the NASDAQ SmallCap Market under the symbol: CCRI.

Casino Properties. Presently, the Company owns and operates Creeker's Casino ("Creeker's"), and the Double Eagle Hotel & Casino (the "Double Eagle") through its two wholly-owned subsidiaries, Creeker's, Inc. and Double Eagle Resorts, Inc., respectively. Both properties are located in Cripple Creek, Colorado, with the Double Eagle being one of the largest hotel/casino in the state of Colorado. As of January 27, 1998, Creeker's and the Double Eagle, combined, account for the Company a total of 915 slot, keno, and video poker machines, seven blackjack tables, four bars, two restaurants, a gift shop and a hotel with 158 rooms and suites.

Creeker's Casino. Creeker's Casino, resembling a Victorian-style historic structure of the late 1800's, is located at the corner of 3rd Street and Bennett Avenue in the center of town. Creeker's offers its customers a friendly, "down-to-earth" atmosphere in which to enjoy gaming activities. Within its 19,000-square foot casino, it offers 234 slot machines, two blackjack tables, two bars, a restaurant featuring buffet-style meals, and entertainment areas. Creeker's currently employs approximately 99 people and is open seven days a week from 8:00 a.m. to 2:00 a.m., as limited by Colorado gaming regulations.

The Double Eagle Hotel & Casino. Through the new Double Eagle Hotel & Casino, the Company established the first major hotel and casino serving the greater Colorado Springs area with a growing population base, approaching one million. Unlike existing gaming facilities in the Cripple Creek area, which offer limited or no overnight accommodations, inconvenient parking and few non-gaming amenities, the Double Eagle features 158 hotel rooms and suites, a 400-space parking lot with free valet parking and shuttle transportation, and a 45,000-square foot casino offering 681 slot machines and five blackjack tables. The facility also includes a 100-seat restaurant, Lombard's Bar & Grill, two bars and a gift shop.

The Double Eagle Hotel & Casino is a modern, state-of-the-art hotel and casino fashioned after the grandeur of Las Vegas casinos. This facility employs the latest in lodging and gaming network systems for reservations and hotel guest check-in, player tracking, inter-linked voice and data communications, and computerized ventilation and environment controls. The exterior of the building is reminiscent of the historic structures which adorned the city of Cripple Creek during the pre-World War I era while the interior presents the glamour and splendor of the "Roaring 20's." With its simulated stained glass barrel ceiling, elegant winding staircases, and colorful three-dimensional casino signs, the Double Eagle offers its guests a unique and unforgettable gaming experience. Located on the southwest corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue intersect, the Double Eagle provides superior access and visibility to motorists entering and exiting the City of Cripple Creek. It currently employs approximately 276 people and is open seven days a week. The casino is open from 8:00 a.m. to 2:00 a.m. while the hotel is open 24 hours.

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

The Double Eagle appeals to higher income patrons because of its "Las-Vegas" style casino atmosphere, quality hotel and restaurant facilities and a variety of special events. With the largest number of rooms and elegant suites in Cripple Creek, free valet parking under a covered car port, and an exciting and lively atmosphere, the Double Eagle attracts customers who enjoy spending multiple days of gaming within a facility which offers the hospitality and convenience of first-class accommodations. In addition, the Company anticipates that the planned convention facilities at the Double Eagle will attract new players by capturing meeting and small convention business for the Double Eagle.

Effective Marketing and Promotion. The Company's marketing strategy has been to aggressively promote its two properties to customers in the identified market segments. Through the use of radio and print advertising, promotional coupons and special events designed uniquely to address each market segment, management attracts players to its respective properties. Promotional allowances, such as complimentary rooms, food, beverage and entertainment are used at both casinos to reward and retain its customers. Specifically, Creeker's promotes coupons for free bus transportation, discounts on buffet meals, and cash and prize give-aways while the Double Eagle offers discounted and complimentary hotel rooms, complimentary dinners at Lombard's Bar & Grill, and cash sweepstakes to attract respective customers.

Management of the Double Eagle continues to reinforce its commitment to a high growth strategy by improving its overall image and effectiveness through new and innovative marketing programs, a redesigned casino floor layout with higher payback percentages, the addition of poker tables, an amusement arcade, and the introduction of a VIP lounge for rated players. In addition to free daily slot tournaments and special events, the Double Eagle hosts live entertainment and music acts at its new piano bar and lounge. Responding to the needs of its customers, management recently changed the menu at Lombard's Bar & Grill. The ambiance is less formal, while the new menu features a greater selection of popular items, and a children's menu was added with service offered throughout the day.

Emphasis on Slot Play. Responding to the increased popularity of slot machines over the past several years and recognizing that most revenues are generated by slot machines in a limited stakes market, the Company has focused its gaming mix toward slot, keno, and video poker machines. To maximize capacity utilization, management chose to reduce the number of slot machines at the Double Eagle, improving the casino floor layout while increasing payout percentages. As a result, win per unit per day increased by approximately by 27% to date. The Company continues to monitor payout percentages of its slot machines to ensure that they remain competitive.

Increased slot play is also encouraged through the use of the slot club. The "Winners Circle" slot club and the use of a computerized player tracking system, which monitors the wagering of its members, provides the Company with information which assists management in planning and directing its marketing efforts to its customers. As members of the Winners Circle, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the Winners Circle based on their point totals with various cash and gift prizes. During fiscal year 1997, Creeker's signed up nearly 7,000 members to the Winners Circle while the Double Eagle welcomed 38,000 new members to the club. Currently, Creeker's and the Double Eagle have a combined total of 67,000 members in their database.

The Cripple Creek Market

A small mountain town located approximately 45 miles southwest of Colorado Springs on the western boundary of Pikes Peak, Cripple Creek is a historic mining town originally founded in the late 1800's following a large gold strike. It is accessible via US Highway 24, a four-lane divided highway, which connects with the two-lane State Highway 67. Once a thriving town, boasting a population of over 50,000 persons during the height of the gold rush, Cripple Creek was later reduced to a sleepy ghost town prior to the introduction of gaming in 1991.

Primarily a tourist town, with its Victorian-style architecture, scenic vistas, few active gold mines, and many abandoned mines shafts and caves left by prospectors, Cripple Creek is now one of three venues for gaming in the State of Colorado. The other two are Black Hawk and Central City. Cripple Creek operated approximately 34% of the gaming devices and generated 25% of the gaming revenues reported by these three cities during the calendar year ended December 31, 1997.

The table below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market from calendar year 1994 through 1997.

                            GAMING REVENUE BY MARKET

---------------------------------------------------------------------------------------------------------------------------
($ in Thousands)                1994          1995     %Change              1996    %Change             1997    % Change
---------------------------------------------------------------------------------------------------------------------------
Cripple Creek                $82,280       $94,029        14.3%         $102,873       9.4%         $107,959        5.0%
Central City                 $69,702       $94,468        35.5%          $88,870      (5.9%)         $87,714       (1.3%)
Black Hawk                  $173,703      $195,856        12.8%         $219,911      12.3%         $235,768        7.2%
---------------------------------------------------------------------------------------------------------------------------

Gaming in Colorado is "limited stakes," which restricts any single bet to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 94% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation. The slot machines at Creeker's and the Double Eagle are all equipped with embedded bill validators which accept bill denominations of up to $100.

Although there are currently 21 casinos in Cripple Creek, 10 are small, with an average of 86 gaming devices. In addition, until the opening of the Double Eagle, there were only limited overnight accommodations available in Cripple
Creek. Based on these and other factors, the Double Eagle Hotel and Casino represents management's belief that the casinos which will be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a "critical mass" and which can offer quality hotel accommodations.

The Company faces competition from other casinos in Cripple Creek. Although there can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to those initiated by the Company, or that large, established gaming operators will not enter the market, management believes that the timely opening of the Double Eagle has secured a dominant position for the Company in the Cripple Creek gaming market.

Competition

Intense competition characterizes the Cripple Creek and Black Hawk/Central City markets. A number of Colorado casinos have ceased operations and other have filed for protection under Chapter 11 of the Bankruptcy Code. Other casinos have closed temporarily or reduced their number of employees, and many casinos may not be operating profitably.

The Company competes with several established casino operators in Colorado, some of which have greater financial resources, experience and expertise than the Company. Because of the intense nature of this competition, there can be no assurance that the Company's present operations will not be adversely affected, or that its proposed expansion activities will be undertaken or will prove to be economically successful.

Management  of the  Company  believes  the  Double  Eagle  Hotel &  Casino  will successfully compete in its market primarily due to the fact that it was designed to be a hotel and casino from the ground up unlike most other operations which were converted to casinos from saloons and general stores. In addition, management of the casino has developed internal programs to ensure customers are provided a congenial, friendly, safe, and service-driven environment in which gaming becomes an exciting, fun, energetic activity. In management's opinion, these factors, coupled with unique marketing programs specifically directed at active customer participation, provides the basis on which the Double Eagle competes in its market area.

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

In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in far southwestern Colorado. The Company expects competitors to enter such new jurisdictions that authorize gaming, some of whom may have greater financial and other resources than the Company. Such proliferation of gaming activities could significantly and adversely affect the Company's business. Although there are no current proposals to expand gaming into other areas in Colorado, if gaming is allowed in or near any metropolitan area, such as Colorado Springs, from which the Company draws customers, such expansion would have a material adverse effect on the Company's business.

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

The Company is currently seeking to expand its casino operations into jurisdictions that have legalized or are expected to legalize gaming in the future. There can be no assurance that the Company will be able to identify suitable casino projects in which to invest or will be able to complete any such projects as scheduled or planned. The Company's ability to complete and operate new casino projects will be dependent on a number of factors, many of which are beyond its control, including identification of suitable partners (if needed), negotiation of acceptable terms, securing the required local, state, (or foreign) licenses, permits and approvals, voter and other political approvals, and any other trends. As a result, there can be no assurance that the Company will be able to develop its current casino operations beyond the Colorado market. In addition, the Company may incur costs in connection with pursuing new gaming opportunities that it cannot recover and may be required to expense a portion of these costs, which may negatively affect the Company's reported operating performance for the periods the costs are expensed.

Employees

As of January 27, 1998, the Company employed approximately 380 persons on an equivalent full-time basis, including cashiers, dealers, housekeepers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. Of this total, approximately 99 people work at Creeker's Casino and 276 people work at the Double Eagle Hotel & Casino. The balance work at the Company's corporate offices. A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities. None of the Company's employees are covered by a collective bargaining agreement and none are represented by labor unions.

Seasonality

The Company's business is not considered to be seasonal, however, the anticipated highest levels of business activity (in Colorado) will occur during the tourist season (i.e., from May through September). Cripple Creek averages over 300 days of sunshine, with moderate temperatures during the summer months, averaging around 70(degree) F. Annual rainfall is approximately 16 1/2 inches while annual snowfall averages 68 1/4 inches, mostly in early Spring. Its business base level (i.e., November through May) is expected to remain fairly constant, although inclement weather conditions during this period could have an adverse effect on business activity.

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

The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The failure or inability of the Company, Creeker's Casino, Double Eagle Hotel & Casino or others associated with the Company to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company. All persons employed by the Company, Creeker's and the Double Eagle and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually.

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

Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Creeker's or the Double Eagle, through their ownership in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Creeker's or the Double Eagle, through their ownership in the Company, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Creeker's and/or the Double Eagle, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid for by the person in question.

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

An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified; (ii) fails to provide information and documentation requested; (iii) has been, or has any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of certain crimes, including gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes, is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (iv) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

If the Colorado Commission determines that a person or entity is unsuitable to own interests in the Company, then the Company, Creeker's and the Double Eagle may be sanctioned, which may include the loss by the Company, Creeker's and the Double Eagle of their respective approvals and licenses.

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

In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require the Company, Creeker's and the Double Eagle to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable.

A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Colorado Commission. The Company may not sell any interest in Creeker's and the Double Eagle without the prior approval of the Colorado Commission. Under the Colorado Regulations, the Company may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in the Company or the current market price.

Creeker's and the Double Eagle must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. Creeker's and the Double Eagle also must not exceed certain gaming square footage limits as a total of each floor and the full building. Creeker's and the Double Eagle may operate their casinos only between 8:00 a.m. to 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Furthermore, individuals under the age of 21 years may not be present in designated gaming areas within the casino. Creeker's and the Double Eagle may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. However, they may not provide credit to its gaming patrons.

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

Colorado Liquor Regulations

The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of Creeker's Casino and the Double Eagle Hotel & Casino, through their ownership of the Company, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company. The Double Eagle and Creeker's both hold a retail gaming tavern license for their casino and restaurant operations. Accordingly, no person with an interest in the Company can have an interest in a liquor licensee other than a gaming tavern license, and specifically cannot have an interest in an entity which holds a hotel and restaurant liquor license.

Item 2.       Properties

Corporate Offices. The Company leases approximately 2,700 square feet of office space at 304 South Eight Street, Suite 201, Colorado Springs, Colorado from an unaffiliated party. The term of the lease is until July 31, 1998 with annual rental payments totaling $28,308 through July 31, 1997, and increasing to $29,723 per year through the end of the term.
The Company plans to relocate its corporate offices at the end of its current term.

Creeker's Casino. Creeker's Casino is a three story building which houses a 19,000 square foot casino with 234 slot and video devices, two blackjack tables, two bars, a 110-seat restaurant, and areas for live entertainment. Creeker's is a corner property with 50 feet of frontage on Bennett Avenue, the major gaming thoroughfare in Cripple Creek, and 125 feet of frontage on 3rd Street.

Double Eagle Hotel & Casino. The Double Eagle Hotel & Casino is a six story building situated on a 28,000 square foot lot. The hotel houses 158 rooms and suites while the 45,000 square foot casino offers 681 slot and video devices, five blackjack tables, two bars, a 100-seat restaurant, and gift shop. The Double Eagle is the largest single property in Cripple Creek with 225 feet of frontage on Bennett Avenue and 125 feet of frontage on 5th Street. In addition, the Double Eagle owns a six-acre lot, located 75 yards southwest of the building, used for employee and guest parking. The lot accommodates approximately 400 automobiles.

Double Eagle Parking Site. Management believes that an integral component of attracting patrons in Cripple Creek is adequate, nearby parking. On September 26, 1997, the Company acquired control of fifteen contiguous city lots, comprising approximately 47,000 square feet (one city block), located adjacent to the Double Eagle in Cripple Creek. This property is currently used for guest parking, accommodating approximately 250 automobiles. The Company expects to use the land in its expansion plans to build a six story parking garage, which will accommodate over 400 automobiles, a convention center, a health club facility, and additional hotel rooms.

Creeker's Parking Site. On March 28, 1997, Creeker's, Inc. exercised its option to purchase three contiguous city lots, comprising nearly 10,000 square feet, located adjacent to Creeker's Casino in Cripple Creek. This property is used for guest parking, accommodating approximately 40 automobiles.

Myers Avenue Site. The Company presently owns a one-acre parcel of property, consisting of over 40,000 square feet of undeveloped land, situated 80 yards west of the Double Eagle in Cripple Creek. This property, located on the corner of 4th Street and Myers Avenue, is currently zoned for gaming and is held by the Company for future development.

Item 3.       Legal Proceedings

Except non-material litigation incident to its ordinary course of business, the Company is not a party to, and is not aware of any threatened litigation which could have a material adverse effect on its business or results of operations.

Item 4.       Submission of Matters to a Vote of Stockholders

At the annual meeting of stockholders of the Company held on September 24, 1997, the stockholders considered and voted on the following items:

(i) Four persons nominated by the Board of Directors for election as directors to serve until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified, along with the voting outcome which resulted in each nominee being elected (as a group) as a director, were as follows:

                                                 Votes           Votes            Votes
                Nominees                        Cast For        Withheld        Abstained
    ------------------------------------      -------------     --------        ---------
    Rudy S. Saenz                              27,350,956        89,475            - 0 -
    Gilbert M. Sisneros                        27,350,956        89,475            - 0 -
    Michael S. Smith                           27,353,956        86,475            - 0 -
    Sam Halpern                                27,353,956        86,475            - 0 -

(ii) To ratify the selection of Williams, Richey & Co. (now known as Richey, May & Co., P.C.) to serve as the Company's independent auditors until the next annual meeting of stockholders:

                                                 Votes            Votes          Votes
          Independent Auditors                  Cast For        Withheld        Abstained
    ------------------------------------       ----------       --------        --------
    Williams, Richey & Co.                     27,397,828        34,103           8,500

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

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

Fiscal Year Ending October 31, 1996:
                                                  High              Low
First Quarter..................................  $4 3/4           $4 3/8
Second Quarter ................................  $4 5/8           $4 3/8
Third Quarter .................................  $2 5/8           $2 1/4
Fourth Quarter ................................  $2 3/8           $2 3/16

Fiscal Year Ending October 31, 1997:
                                                  High             Low
First Quarter.................................   $2 3/8          $1 1/4
Second Quarter ...............................   $2 3/8          $1 1/4
Third Quarter ................................   $2 1/8          $1 5/32
Fourth Quarter ...............................   $1 17/32        $1 1/16

At October 31, 1997, the Company had approximately 202 holders of record of its voting common stock; management estimates that the Company has approximately 1,300 additional beneficial holders of its common stock held in names of brokers and securities depositories.

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

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Prior to August 29, 1996 the Company's operations were substantially limited to those of Creeker's Casino in Cripple Creek, Colorado. During the fourth quarter of fiscal 1996, the Company opened the Double Eagle Hotel & Casino, also in Cripple Creek. The changes in the operating results for fiscal 1997 as compared to fiscal 1996 are primarily the result of the opening of the Double Eagle.

The Company reported net operating revenues for fiscal 1997 of $24.1 million, an increase of $13.5 million, or 126.8% from the $10.6 million recorded in 1996. Generating more than 80% of the total revenues, the Double Eagle's first year operations significantly contributed to the increase. Total operating expenses were $21.8 million for the fiscal year ended October 31, 1997, an increase of $10.1 million or 86.3% from $11.7 million for fiscal 1996. Total operating expenses as a percentage of total revenues decreased to 90.6% during fiscal year 1997 from 110.3% during fiscal 1996.

Casino. Fiscal 1997 casino revenues increased $10.7 million, up 110.8% from fiscal 1996 casino revenues of $9.7 million to $20.4 million. Costs and expenses of casino operations were $7.7 million for fiscal year ended October 31, 1997, an increase of $4.8 million or 160.6% from $2.9 million for fiscal 1996. Casino costs and expenses as a percentage of casino revenues increased to 37.8% during fiscal year 1997 from 30.5% during fiscal 1996. The increase in casino costs and expenses was primarily due to increased gaming taxes and additional labor costs associated with the opening of the Company's Double Eagle Hotel & Casino.

Hotel and Gift Shop. Revenues from the hotel and gift shop amounted to $2.4 million for fiscal year 1997, up $1.9 million, or 370.3% from fiscal 1996. Revenues from the Double Eagle's 158-room hotel operation provided nearly $1.7 million of the increase with an occupancy rate of 75.5% during fiscal 1997. Management's decision to reduce room rates during winter months was successful in attracting customers to the property. Hotel and gift shop revenues accounted for 9.9% of total consolidated revenues. Costs and expenses of hotel and gift shop operations were $1.1 million for fiscal year 1997, an increase of $713,000 or 179.1% from $398,000 for fiscal 1996. Hotel and gift shop costs and expenses as a percentage of hotel and gift shop revenues decreased to 46.5% during fiscal year 1997 from 78.4% during fiscal 1996. The decrease in hotel and gift shop costs and expenses was a result of management's decision to reduce room rates and introduce "no-frills" accommodations while maintaining the level of hospitality and value the guests have come to expect.

Restaurant and Bar. Restaurant and bar revenues improved by 231.2%, up $840,000 to $1.2 million in fiscal year 1997, net of promotional allowances of $1.3 million and $385,000 in fiscal 1997 and 1996, respectively. Just over $1.0 million of the increase was provided by Lombard's Bar & Grill. Restaurant and bar costs and expenses as a percentage of restaurant and bar revenues decreased to 231.7% during fiscal year 1997 from 333.3% during fiscal 1996. The restaurant and bar operations at Lombard's contributed 100.0% to the increase in revenues and 88.4% of the increase in costs and expenses in fiscal year 1997 when compared to fiscal 1996, while the restaurant and bar operations at Creeker's produced flat revenues and accounted for 12.0% of the increase in costs and expenses.

Marketing. Marketing and promotional expenses were $2.2 million for fiscal year ended October 31, 1997, an increase of $1.4 million or 174.9% from $796,000 for fiscal year 1996. Marketing expenses as a percentage of total revenues increased slightly to 9.1% during fiscal year 1997 compared to 7.5% during fiscal 1996. The increase in marketing expenses is primarily due to the development and implementation of new aggressive advertising and promotional campaigns associated with the Double Eagle.

General and Administrative. General and administrative expenses were $5.4 million for fiscal year 1997, an increase of $2.4 million or 81.8% from $3.0 million for the fiscal year ended October 31, 1996. General and administrative expenses as a percentage of total revenues decreased to 22.4% during fiscal year 1997 from 28.0% during fiscal 1996. The increase in general and administrative expenses is primarily due to increased expenses at the Double Eagle Hotel & Casino of approximately $2.8 million, while overhead expenses at the Company's corporate offices decreased by approximately $500,000 and remained relatively flat at Creeker's.

Depreciation. Depreciation was $2.6 million for the fiscal year ended October 31, 1997, an increase of $1.5 million or 142.9% from $1.1 million for fiscal year 1996. The increase is primarily due to the depreciation expense incurred by the Double Eagle.

Income from Operations. As a result of factors discussed above, income from operations was $2.3 million for the fiscal year ended October 31, 1997, an increase of $3.4 million or 307.4% from a loss of $(1.1) million for fiscal 1996. As a percentage of total revenues, income from operations increased to 9.4% during fiscal year 1997 from a loss of (10.3%) during fiscal 1996.

Interest Expense. Interest expense was $5.2 million for fiscal year 1997, an increase of $2.8 million or 114.6% from $2.4 million for fiscal 1996. The increase in interest expense is due to additional debt secured by the Company in connection with the acquisition of land and as a result of restructured terms of certain leases agreements.

Net Loss. The net loss for the Company was $(2.9) million for the fiscal year ended October 31, 1997, a decrease of $(434,000) or 13.0% from a loss of $(3.3) million in fiscal year 1996.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources to date have been cash flow from operations, borrowings under various credit arrangements, and equity capital from private placements.

At October 31, 1997 the Company had cash and cash equivalents totaling $1.9 million and $300,000 available under a revolving line of credit. The revolving line of credit requires interest payable monthly at the prime rate plus 1.5% and is secured by a second deed of trust on Creeker's Casino. There was no outstanding balance under the line at October 31, 1997. Net cash used by operating activities for fiscal year 1997 was $(1.8) million compared to net cash provided of $2.5 million in fiscal 1996. Net cash provided by financing activities amounted to $2.1 million compared to $19.8 million in fiscal year 1996.

In fiscal year 1997, the Company spent $1.5 million on capital expenditures, primarily related to the purchase of land for use as parking facilities. The Company anticipates undertaking several expansion projects during the fiscal year ending October 31, 1998, which will require additional capital expenditures.

The Company has demonstrated its ability to raise debt and equity capital, as needed, over the past five years and may seek to raise additional equity capital in the future in order to finance expansion projects. The Company intends to seek permanent debt financing in order to take out more expensive debt. It is expected that substantially all of the assets of the two Cripple Creek properties would be pledged as security for repayment of the debt. It is likely that the terms of the debt would place certain restrictions on the Company's ability to pay dividends and incur additional debt, and would require the Company to maintain certain financial ratios. There can be no assurance that the financing can be obtained on terms acceptable to the Company. Management believes that the Company has sufficient financial resources at October 31, 1997 to meet its foreseeable obligations and to pursue a number of growth opportunities. Other than the proposed hotel room addition to Creeker's Casino and the expansion at the Double Eagle, including the addition of hotel rooms, a parking garage, a conference center, and health club facility, all of which are dependent on additional financing, most of the Company's near-term growth opportunities are to a large degree discretionary and are not expected to require significant investment or commitment of the Company's financial resources.

Item 7.       Financial Statements

The consolidated financial statements and supplementary data are as set forth in "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III


Item 9.       Directors and Executive Officers of the Registrant

The following table sets forth information regarding the officers and directors of the Company:

Name                       Age                    Positions Held                       Since
--------------------      -----        --------------------------------------     ---------------
Rudy S. Saenz               42         President, Chief Executive Officer
                                          and Director                              January, 1992
Gilbert M. Sisneros         58         Vice President and Director                    March, 1995
Michael S. Smith            38         Secretary, General Counsel and Director      January, 1992
Farid E. Tannous            31         Treasurer and Chief Financial Officer       February, 1996
Sam Halpern                 52         Director                                     January, 1997

Rudy S. Saenz is founder, President and a Director of the Company and its subsidiary Double Eagle Resorts, Inc., and its predecessors since January, 1992. Mr. Saenz is responsible for crafting and implementing the Company's aggressive growth strategy and is a key contributor to its corporate development. From 1989 through 1992, Mr. Saenz was employed in marketing and new business development at Hughes Electronics. Previously, he was Member of Technical Staff for five years where he functioned as design engineer at the Hughes Technology Center. Rudy received a Bachelors of Science in Engineering Physics from the University of California at San Diego in 1982 and later pursued graduate studies in electrical engineering. He also attended graduate school to study business and economics at the University of Colorado at Boulder.

Gilbert M. Sisneros is Vice President and a Director of the Company and its subsidiary, Double Eagle Resorts, Inc. since March, 1995. Mr. Sisneros was one of the original founders of Creeker's Casino in 1991 and, as its General Manager, has been instrumental in driving its success. He also acted as General Manager for the Double Eagle Hotel & Casino during its first year of operations. Prior to founding Creeker's, Mr. Sisneros was owner and President of Metro Wholesale, Inc., a food supply company in Colorado Springs since 1981. Gilbert studied business law at Weatherford College in Texas and later studied business and finance at Colorado Mountain College.

Farid E. Tannous is Treasurer and Chief Financial Officer of the Company since February, 1996. Prior to joining the Company, Mr. Tannous was Vice President and Chief Financial Officer of Phoenix Micro-Lite, Inc., a privately-held start-up company in Los Angeles, California. Mr. Tannous was also owner and President of F.E. Tannous & Company Investment Management Group in Beverly Hills, California from July, 1994 to February, 1996. Previously, he was a Business Analyst with Hughes Power Products, Inc. and Member of Technical Staff in various divisions of Hughes Electronics. In June of 1994, Farid received an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters (1990) and a Bachelors (1988) of Science in Electrical Engineering from the University of Southern California.

Michael S. Smith is Secretary, General Counsel and a Director of the Company since January, 1992. Mr. Smith has also been a self-employed attorney in Denver, Colorado since 1992. Prior to joining the Company, he was an attorney with McKenna & Cueno from 1991 to February, 1992. Michael received a Bachelors of Arts from Marquette University in 1981 and a Juris Doctor degree in 1984.

Sam Halpern was elected as Director of the Company and has been sitting on the Board since January, 1997. Mr. Halpern is President of Indela Holdings, Inc. and a managing member of Indela CamelSquare, LLC and CamelSquare Executive Suites. He is also a principal trustee of the Gregory Halpern Charitable Trust. Since 1990, he has served as Director and Chief Financial Officer of a diversified family investment portfolio. Sam is a graduate of the United States Military Academy at West Point.

Item 10.      Executive Compensation

The table below sets forth executive compensation for the period 1995 through 1997 to the officers of the Company:

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
Name and                      Fiscal        Annual        Annual       Other Annual          LTIP           All Other
Principal Position          Year End        Salary         Bonus       Compensation         Payouts       Compensation
---------------------------------------------------------------------------------------------------------------------------
Rudy S. Saenz               10/31/97      $113,160          none            none              none             none
President & CEO             10/31/96      $148,000        $220,000          none              none             none
                            10/31/95      $120,453          none            none              none             none
---------------------------------------------------------------------------------------------------------------------------
Gilbert M. Sisneros         10/31/97      $99,885           none            none              none             none
Vice President              10/31/96      $148,000        $220,000          none              none             none
                            10/31/95      $232,962          none            none              none             none
---------------------------------------------------------------------------------------------------------------------------
Michael S. Smith            10/31/97        none            none            none              none             none
Secretary &                 10/31/96        none            none            none              none             none
General Counsel             10/31/95        none            none            none              none             none
---------------------------------------------------------------------------------------------------------------------------
Farid E. Tannous            10/31/97      $77,658         $15,000           none              none             none
Treasurer & CFO             10/31/96      $48,462           none            none              none             none
---------------------------------------------------------------------------------------------------------------------------

Directors of the Company who are full-time employees receive no compensation for their services as directors. All of the directors of the Company, except for Mr. Sam Halpern, function in a full-time capacity. Mr. Halpern received no compensation for his services as director for the Company.

The table below sets forth information concerning the exercise of options during 1997 along with the aggregate 1997 year-end option holdings of the officers of the Company:

         AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES
                                  COMMON STOCK
--------------------------------------------------------------------------------------------------------------------
                                                                  Number of securities       Value of unexercised
                                                                  underlying options at           in-the-money
                          Shares Acquired           Value            October 31, 1997              options at
Name                        on Exercise           Realized     Exercisable/Unexercisable        October 31, 1997
--------------------------------------------------------------------------------------------------------------------
Rudy S. Saenz none             none                 none                 210,000/0                  $26,250
Michael S. Smith               none                 none               45,000/60,000                 $3,750
Farid E. Tannous               none                 none               20,000/80,000                     $0
--------------------------------------------------------------------------------------------------------------------

During the year, Messrs. Rudy S. Saenz and Gilbert M. Sisneros each surrendered options to purchase 250,000 shares of the Company's common stock at the exercise price of $2.00 per share.

The table below sets forth information  concerning grants of options during 1997 to the officers and key  employees of the Company  under a  Non-Qualified  Stock
Option Plan:
                      OPTION GRANTS OF 1997 - COMMON STOCK
---------------------------------------------------------------------------------------------------------------------------
                         Number of securities             Percent of total
                              underlying                  options granted           Exercise                 Expiration
Name                       options granted                 to employees               Price                     Date
---------------------------------------------------------------------------------------------------------------------------
Michael Beck                    100,000                          100%                 $2.00                  August, 2004
---------------------------------------------------------------------------------------------------------------------------

On May 30, 1997, the Company issued a warrant to Gemini Ventures, LLC, giving the holder the right to purchase 1,400,000 shares of the Company's common stock at the exercise price of $2.50 per share expiring on May 30, 2002. The warrant was issued in connection with the conversion of the Series One, Convertible Preferred Stock.

On October 31, 1997, the Company issued a warrant to Financial Multi-Media Group, Inc. giving the holder the right to purchase 200,000 shares of the Company's common stock at the exercise price of $2.00 per share expiring on October 31, 2002. The warrant was issued as partial consideration for investor relations services rendered to the Company.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of the Company's common stock and the officers and directors of the Company:

---------------------------------------------------------------------------------------------------------------
                            Name and Address                           Amount of              Percent of
Title of Class              of Beneficial Owner                 Beneficial Ownership             Class
---------------------------------------------------------------------------------------------------------------
Common                      Rudy S. Saenz
$0.001 par value            304 S. 8th Street, Suite 201               10,933,610               28.28%
                            Colorado Springs, CO 80905
---------------------------------------------------------------------------------------------------------------
Common                      Gilbert M. Sisneros
$0.001 par value            304 S. 8th Street, Suite 201               10,878,610               28.14%
                            Colorado Springs, CO 80905
---------------------------------------------------------------------------------------------------------------
Common                      Michael S. Smith
$0.001 par value            304 S. 8th Street, Suite 201                  2,500               Less than 1%
                            Colorado Springs, CO 80905
---------------------------------------------------------------------------------------------------------------
Common                      Sam Halpern                                 2,250,000                5.82%
$0.001 par value            4350 E. Camelback Rd., Suite F100
---------------------------------------------------------------------------------------------------------------
                            Phoenix, AZ 85018
Common                      All Officers and Directors                 24,064,720               62.24%
$0.001 par value            as a group (four persons)
---------------------------------------------------------------------------------------------------------------
Common                      Total shares issued/outstanding            38,665,632                100.00%
---------------------------------------------------------------------------------------------------------------

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were satisfied.

Item 12.      Certain Relationships and Related Transactions

Michael S. Smith, Secretary and General Counsel of the Company, did not receive a salary from the Company for the past fiscal year. However, in consideration for legal services rendered to the Company, Mr. Smith received $72,000 during fiscal year 1997. Mr. Smith received no compensation for his services as director.

Item 13.      Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of January, 1998.

                                        COLORADO CASINO RESORTS, INC.

                               By:         /s/ Rudy S. Saenz
                                        -------------------------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director (Principal Executive Officer)

                                           /s/ Farid E. Tannous
                                        -------------------------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


January 27, 1998                      /s/ Rudy S. Saenz
                                   --------------------
                                   Rudy S. Saenz
                                   President and Chief Executive Officer,
                                   Director

January 27, 1998                      /s/ Gilbert M. Sisneros
                                   --------------------------
                                   Gilbert M. Sisneros
                                   Vice President, Director

January 27, 1998                      /s/ Farid E. Tannous
                                   -----------------------
                                   Farid E. Tannous
                                   Treasurer and Chief Financial Officer

January 27, 1998                      /s/ Michael S. Smith
                                   -----------------------
                                   Michael S. Smith
                                   Secretary and General Counsel, Director

January 27, 1998                      /s/ Sam Halpern
                                   -----------------------
                                   Sam Halpern
                                   Director

                          COLORADO CASINO RESORTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report
 ....................................................................       F-2

Consolidated Balance Sheets.........................................       F-3

Consolidated Statements of Operations ..............................       F-5

Consolidated Statements of Shareholders' Equity ....................       F-6

Consolidated Statements of Cash Flows ..............................       F-7

Notes to Consolidated Financial Statements .........................       F-9

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Colorado Casino Resorts, Inc.
Colorado Springs, Colorado


We have audited the accompanying consolidated balance sheets of Colorado Casino Resorts, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Casino Resorts, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended October 31, 1997 and 1996, in conformity with generally accepted accounting principles.


Richey, May & Co., P.C.

Denver, Colorado
December 17, 1997

                          COLORADO CASINO RESORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   OCTOBER 31,


                        ASSETS                                    1997                     1996
                        ------                         ---------------------     -------------------
 CURRENT ASSETS
       Cash and temporary investments                          $1,962,486               $2,828,994
       Inventory                                                  182,641                  251,662
       Advances to officers                                            --                  379,617
       Other current assets                                       567,678                  553,992
                                                       ---------------------     -------------------
             TOTAL CURRENT ASSETS                               2,712,805                4,014,265
                                                       ---------------------     -------------------

 REAL ESTATE HELD FOR FUTURE DEVELOPMENT                        4,504,970                4,504,970
                                                       ---------------------     -------------------

 LAND, BUILDING AND EQUIPMENT
       Land                                                    11,601,658                7,071,644
       Building                                                23,637,572               23,085,250
       Furniture and equipment                                  8,520,407               12,832,717
       Accumulated depreciation                                (3,259,534)              (1,520,102)
                                                       ---------------------     -------------------
            TOTAL LAND, BUILDING AND EQUIPMENT                 40,500,103               41,469,509
                                                       ---------------------     -------------------

 OTHER ASSETS
       Debt issue costs                                           593,675                  224,195
       Other                                                       64,301                   89,288
                                                       ---------------------     -------------------
            TOTAL OTHER ASSETS                                    657,976                  313,483
                                                       ---------------------     -------------------

 TOTAL ASSETS                                                 $48,375,854              $50,302,227
                                                       =====================     ===================





                     [THIS SECTION INTENTIONALLY LEFT BLANK]





The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   OCTOBER 31,



              LIABILITIES AND STOCKHOLDERS' EQUITY                        1997               1996
              ------------------------------------               ----------------   ----------------
CURRENT LIABILITIES
      Accounts payable                                                   $530,193          $649,895
      Accrued other expenses                                            1,296,994         3,248,414
      Interest payable, related parties                                   506,593         1,142,000
      Due to officers                                                      62,745                --
      Current portion, long-term debt, related party                           --         7,676,209
      Current portion, long-term debt                                   1,220,964         6,015,931
         Current portion, capital lease obligations                       630,425         1,535,656
                                                                 -----------------  -----------------
           TOTAL CURRENT LIABILITIES                                    4,247,914        20,268,105
                                                                 -----------------  -----------------

LONG-TERM DEBT, RELATED PARTY                                           7,879,324           412,125
LONG-TERM DEBT                                                         20,851,322         8,238,993
CONVERTIBLE DEBENTURES, RELATED PARTY                                   5,516,988         5,199,739
CONVERTIBLE DEBENTURES                                                         --         2,500,000
CAPITAL LEASE OBLIGATIONS                                               2,065,010         5,785,285
                                                                 -----------------  -----------------
           TOTAL LIABILITIES                                           40,560,558        42,404,247
                                                                 -----------------  -----------------

COMMITMENTS AND CONTINGENCIES (NOTE K)

STOCKHOLDERS' EQUITY
      Preferred convertible stock,  Series One, $10 par value,
           5,000,000 shares
           authorized, None and 250,000
           issued and outstanding, respectively                                --         2,500,000
      Common stock, $.001 par value, 100,000,000 shares
           authorized, 38,665,632 and 34,537,711 issued and
           outstanding, respectively                                       38,666            34,537
      Paid-in capital                                                  15,777,125        10,467,270
      Accumulated deficit                                              (8,000,495)       (5,103,827)
                                                                 -----------------  -----------------
           TOTAL STOCKHOLDERS' EQUITY                                   7,815,296         7,897,980
                                                                 -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $48,375,854       $50,302,227
                                                                 =================  =================


The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Year Ended            Year Ended
                                                           October 31,           October 31,
                                                              1997                  1996
                                                       ----------------       ---------------
REVENUE
         Casino                                            $20,412,260            $9,685,118
         Hotel and gift shop                                 2,388,498               507,825
         Restaurant and bar                                  1,202,791               363,200
         Other                                                  72,373                59,175
                                                       ----------------       ---------------
                  Total revenue                             24,075,922            10,615,318
                                                       ----------------       ---------------

EXPENSES
         Casino                                              7,708,363             2,957,923
         Hotel and gift shop                                 1,111,469               398,263
         Restaurant and bar                                  2,787,231             1,210,615
         Marketing                                           2,189,359               796,428
         General and administrative                          5,395,685             2,968,804
         Pre-opening costs                                          --             2,298,763
         Depreciation                                        2,616,877             1,077,368
                                                       ----------------       ---------------
                  Total expenses                            21,808,984            11,708,164
                                                       ----------------       ---------------

Income (Loss) From Operations                                2,266,938            (1,092,846)

NONOPERATING INCOME (EXPENSES)
         Interest income                                        11,371               173,942
         Interest expense                                   (5,174,977)           (2,411,857)
                                                       ----------------       ---------------

                  Total nonoperating income (expense)       (5,163,606)           (2,237,915)
                                                       ----------------       ---------------

NET LOSS                                                   $(2,896,668)          $(3,330,761)
                                                       ================       ===============

Net Loss Per Common Share                                    $(0.0791)             $(0.1035)
                                                       ================       ===============

Weighted Average Common Shares Outstanding                  36,606,794            32,170,990
                                                       ================       ===============

The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1997 AND 1996


                                            Preferred Stock           Common Stock
                                         ---------------------------------------------     Paid-in      Accumulated
                                          Shares      Amount        Shares    Amount       Capital        Deficit        Total
                                         --------- ------------ ------------  --------    ----------    -----------   ----------
 BALANCE, OCTOBER 31, 1995                650,000   $6,500,000   30,845,000    $30,845    $4,283,532   $(1,773,066)   $9,041,311
    Common stock issued                        --           --      614,770        614     1,124,386            --     1,125,000
    Preferred stock issued                350,000    3,150,000           --         --            --            --     3,150,000
    Conversion of Series Two,
     preferred stock into common stock   (350,000)  (3,150,000)   2,056,308      2,057     3,147,943            --          --
    Conversion of convertible debentures
         into common stock                     --           --    1,021,633      1,021     1,911,409            --     1,912,430
    Conversion of Series One,
     preferred stock into debt           (400,000)  (4,000,000)          --         --            --            --    (4,000,000)
    Net loss                                   --           --           --         --            --    (3,330,761)   (3,330,761)
                                         --------- ------------  ----------   --------    ----------    -----------   ----------
 BALANCE, OCTOBER 31, 1996                250,000    2,500,000   34,537,711     34,537    10,467,270    (5,103,827)    7,897,980
    Conversion of Series One,
     preferred stock into common stock   (250,000)  (2,500,000)   1,400,000      1,400     2,498,600            --          --
    Conversion of convertible
     debentures into into common stock         --           --    2,627,921      2,629     2,661,355            --     2,663,984
    Common stock issued                        --           --      100,000        100       149,900            --       150,000
    Net loss                                   --           --           --         --            --    (2,896,668)   (2,896,668)
                                         --------- -------------------------  --------   -----------   ------------   ----------
 BALANCE, OCTOBER 31, 1997                   None        $None   38,665,632    $38,666   $15,777,125   $(8,000,495)   $7,815,296
                                         ========= ============ ============  ========   ===========   ============   ==========

The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended         Year Ended
                                                                     October 31,        October 31,
                                                                        1997               1996
                                                               -----------------     --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(2,896,668)        $(3,330,761)
     Noncash items
         Depreciation and amortization                               2,616,877           1,077,368
         Amortization of debt issue costs                              611,520             600,939
         (Gain) loss on sale of fixed assets                            18,693             (14,467)
         Interest converted to debt or equity                          481,233             326,492
     (Increase) decrease in:
         Inventory                                                      69,021            (201,777)
         Other current assets                                          (13,686)           (466,107)
        Other assets                                                    24,987              41,497
     (Decrease) increase in:
         Accounts payable                                             (119,702)            596,920
         Interest payable, related parties                            (635,407)          1,142,000
         Accrued other expenses                                     (1,951,420)          2,722,928
                                                               -----------------     --------------
            Net cash provided (used) by operating activities        (1,794,552)          2,495,032
                                                               -----------------     --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase/construction of land, building, and equipment         (1,542,242)        (21,058,919)
     Proceeds from sale of fixed assets                                     --              30,000
     Proceeds from matured investments                                      --             450,000
     Advances (to) from officers                                       379,617            (280,000)
                                                               -----------------     --------------
            Net cash used by investing activities                   (1,162,625)        (20,858,919)
                                                               -----------------     --------------

The accompanying notes are an integral part of these consolidated financial statements


                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                          COLORADO CASINO RESORTS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                Year Ended          Year Ended
                                                                October 31,         October 31,
                                                                   1997                1996
                                                           -----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from (to) officers                                    62,745               15,000
     Borrowings, long-term debt                                  3,468,828           10,040,000
     Borrowings, long-term debt, related party                          --            8,355,000
     Repayments, long-term debt                                 (1,231,894)            (842,130)
     Repayments, long-term debt, related party                    (209,010)          (1,000,000)
     Debt and stock issue costs                                         --           (1,025,134)
     Issuance of common stock                                           --            1,125,000
     Issuance of preferred stock                                        --            3,150,000
                                                           -----------------    ----------------
         Net cash provided by financing activities               2,090,669           19,817,736
                                                           -----------------    ----------------

 INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    (866,508)          1,453,849

 CASH AND CASH EQUIVALENTS, BEGINNING                            2,828,994            1,375,145
                                                           -----------------    ----------------

 CASH AND CASH EQUIVALENTS ENDING                               $1,962,486           $2,828,994
                                                           =================    ================

NONCASH INVESTING AND FINANCING ACTIVITIES
                 ACTIVITIES
 NONCASH INVESTING ANG FINANCING ACTIVITIES

     Common stock issued for debt                               $2,663,984           $1,912,430
                                                           =================    ================

     Common stock issued for property and services                $150,000                  $--
                                                           =================    ================

     Preferred stock converted to common stock                  $2,500,000           $3,150,000
                                                           =================    ================

     Preferred stock converted to debt                                 $--           $4,000,000
                                                           =================    ================

     Land, building and equipment financed through debt         $3,970,555           $7,794,338
                                                           =================    ================

     Capital lease renegotiated to operating lease              $3,996,633                  $--
                                                           =================    ================


The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Operations. Colorado Casino Resorts, Inc. (the Company), through its wholly owned subsidiaries, Creeker's, Inc. (Creeker's) and Double Eagle Resorts, Inc. (Double Eagle), owns and operates a casino and a hotel/casino in Cripple Creek, Colorado. Creeker's casino has 234 slot machines and two blackjack tables. As of October 31, 1997, the Double Eagle hotel/casino has 158 hotel rooms, 617 slot machines and five blackjack tables. The Double Eagle hotel opened on July 27, 1996 and the casino opened on August 29, 1996. The Company considers the operation of its casinos as a single business segment.

     The Company formed Double Eagle as a wholly owned subsidiary during fiscal 1996 and in August 1996 transferred related assets and liabilities to the Double Eagle in the net amount of $15,315,296 in a tax-free exchange.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Creeker's Inc. and Double Eagle Resorts, Inc. All intercompany balances and transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     During fiscal 1997, the Colorado Division of Gaming revised regulations that had required casinos to be liable for the progressive base jackpots they have established. Accordingly, the Company reduced its progressive jackpot liability and increased its casino revenues by $1,099,399, the amount of its previously accrued base jackpots, during the year ended October 31, 1997.

     Inventory. Inventory consists of food, beverages, gift shop items, and tokens/chips and is recorded at the lower of cost (first-in, first-out method) or market.

     Real Estate Held For Future Development. In August 1994, the Company acquired the Myers Avenue property from a real estate partnership (a related party effective with the acquisition of Creeker's). The property consists of 40,705 square feet of land located 80 yards west of the Double Eagle and has a carrying value of $4,504,970 at October 31, 1997 and 1996. The property was appraised May 26, 1995, for $6,500,000 and is being held for future development.

     Land, Building and Equipment. Real estate held for future development is recorded at the lower of cost or fair market value. Land, building and equipment are stated at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furniture and equipment are being depreciated over their estimated useful lives of 5-7 years using straight-line and accelerated methods. Building and improvements are being depreciated over their estimated useful lives of 40 years on a straight-line basis. Building and improvements include $1,301,049 of capitalized interest of which $None and $1,241,199 was incurred for the years ended October 31, 1997 and 1996, respectively.

     Debt Issue Costs. Debt issue costs are being amortized over the life of the related loans using the effective interest method.

     Revenues. Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

     Promotional Allowances. Bar and restaurant revenue does not include the retail amount of food and beverage provided gratuitously to customers, which amounted to $1,267,847 and $385,432, for the years ended October 31, 1997 and 1996, respectively.

     Advertising Expense. Advertising costs are expensed as incurred.

     Pre-opening Costs. Pre-opening costs consist of those direct incremental costs incurred prior to commencement of hotel/casino operations and are expensed as incurred.

     Income Taxes. The Company and its subsidiaries file consolidated income tax returns. An income tax provision is provided for the tax effect of transactions reported in the financial statements. The provision consists of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred taxes represent the future tax return consequences of the differences, which will be either taxable or deductible when the related assets or liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets not expected to be realized.

     Net Loss Per Share. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded since they are antidilutive.

     Statement of Cash Flows. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. Total interest paid amounted to $5,176,300 and $972,058, for the years ended October 31, 1997, and 1996, respectively. The Company's cash balances with financial institutions typically exceed FDIC insured limits.

     Recently Issued Accounting Standards. In February, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128-Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and earlier adoption is not permitted. Basic EPS as calculated in accordance with SFAS No. 128 would not be materially different from primary EPS as presented in these financial statements.

     In June 1997, the FASB issued SFAS No. 130-Reporting Comprehensive Income. SFAS No. 130 requires the reporting and display, in a full set of general-purpose financial statements, of all items that required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods for comparative purposes is required. The adoption of SFAS No. 130 will not have a material impact on these financial statements.

     In June 1997, the FASB issued SFAS No. 131-Disclosures about Segments of an Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about their operating segments, products and services, geographic areas, and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of information presented for prior periods. The adoption of SFAS No. 131 will not have a material impact on these financial statements.

     Reclassifications. Certain reclassifications have been made to prior years' balances to conform to the current financial statement presentation.

B.   ADVANCES TO OFFICERS

     Officers advanced funds to the Company in the amount of $1,100,138 and $15,000, for the years ended October 31, 1997 and 1996, respectively. The Company advanced funds to officers in the amount of $657,776 and $280,000, for the years ended October 31, 1997 and 1996, respectively. Outstanding advances to (from) officers amounted to $(62,745) and $379,617 at October 31, 1997 and 1996, respectively. Advances to officers are unsecured, due on demand and non-interest bearing.


C.     LONG-TERM DEBT, RELATED PARTIES

        Long-term  debt,  related  parties  consists of the following at October 31,:

                                                                                     1997              1996
                                                                                 ------------      -----------
        Notes payable,  stockholder,  dated November  1995-March 1996,  extended
        January 15, 1997,  interest at 14.10% per annum,  principal  due January
        28, 1999 or upon permanent financing, collateralized
        by Creeker's, Inc. common stock                                           $2,087,500        $2,087,500

        Notes  payable,  stockholder,  dated November  1995-March  1996 extended
        January 15, 1997,  interest at 20.10% per annum,  principal  due January
        28, 1999 or upon permanent financing, collateralized
        by Creeker's, Inc. common stock                                            5,267,500         5,267,500

        Note payable,  related limited partnership,  unsecured,  dated September
        1992,  payable in monthly  installments of $17,777 including interest at
        16% per annum, with a final payment due
        November 1, 1999                                                             524,324           733,334
                                                                                -------------     ------------
        Total long-term debt, related parties                                      7,879,324         8,088,334
        Less current portion                                                              --         7,676,209
                                                                                -------------     ------------
                                                                                  $7,879,324          $412,125
                                                                                =============     ============

     Total related party interest expense under all debt arrangements (including the convertible debenture) amounted to $1,347,869 and $1,660,506, for the years ended October 31, 1997, and 1996, respectively.

D.      LONG-TERM DEBT

        Long-term debt consists of the following at October 31,:
                                                                                     1997                 1996
                                                                                ------------           ----------
        Note payable,  corporation,  dated April 1996,  amended  September 1997, payable  in  monthly  installments,  interest  payable at 12% per annum, remaining balance due November 15, 1998, collateralized by
        deed of trusts and personal property                                      $7,588,889        $5,540,000

        Note payable,  corporation,  redemption of preferred  stock,  unsecured, dated July 1996, interest payable at 18% per annum,
        principal due July 1999                                                    4,000,000         4,000,000

        Notes payable, corporation, unsecured, dated January-July 1997, interest payable at 18% per annum, principal due January-February
        1999                                                                       2,350,000             --

        Mortgage payable,  individual,  dated October 1995, currently payable in monthly  installments  of $14,764  including  interest  at 8% per annum, interest rate  adjustable to prime plus 2% on March 30, 1999,  and every
        3.5 years  thereafter,  not to exceed 12% or be less than 4%,  remaining principal due November 2025,
        collateralized by deed of trust                                            2,042,272         2,055,484

        Note payable,  corporation,  dated September 1997, interest only payable quarterly at 9% per annum, with the principal balance due
        January  2003,  collateralized  by  deeds  of  trust  and  personal        1,730,853             --
        property

        Mortgage payable,  individual,  dated September 1995, payable in monthly installments of $7,875, including interest at 9% per
        annum, due August 31, 2000, collateralized by deed of trust                1,050,000         1,050,000

D.     LONG-TERM DEBT (Continued)
                                                                                       1997              1996
                                                                                ---------------      -----------
        Note  payable,  financial  institution,  assumed  June 1997,  payable in monthly  installments of $9,369,  including interest at prime plus 1.5%,
        (10% total rate at October 31, 1997), with remaining
        principal  balance due September  1999,  collateralized  by deed of          879,147               --
        trust

        Note  payable,  corporation,  dated  October  1995,  payable  in monthly installments  of $31,092  including  interest  at 11% per annum,  with a final payment due October 19, 1998, collateralized by gaming
        equipment                                                                    769,943           949,576

        Note payable,  financial institution,  dated September 26, 1997, payable in monthly  installments of $7,052 including interest at prime plus 1.5%
        (10% total rate at October 31, 1997), remaining
        principal due October 1, 2002, collateralized by deed of trust               650,000               --

        Mortgage payable,  individual,  dated October 1992 modified August 1995, payable in monthly installments of $3,400,  including interest at 8% per annum, with a final principal payment due
        November 2006, collateralized  by deed of trust                              262,715           285,070

        Notes  payable,  various  corporations,  dated March 1995, to July 1997, payable in aggregate monthly  installments of $31,269 including interest at 8% to 12.50% per annum, due May 1998 to June
        2000, collateralized by various equipment                                    748,467           374,794
                                                                                -------------     -------------
        Total long-term debt                                                      22,072,286        14,254,924
        Less current portion                                                       1,220,964         6,015,931
                                                                                -------------     -------------
                                                                                 $20,851,322        $8,238,993
                                                                                =============     =============

        The $879,147 loan agreement with the financial institution restricts payment of related party loan principal until all amounts under the loan agreement have been repaid.

        Future maturities of long-term debt and convertible debentures are as follows at October 31, 1997:

              Years Ended October 31,            Unrelated            Related Party              Total
             -------------------------      ------------------     ------------------     ------------------
                       1998                         $1,220,964                    $--             $1,220,964
                       1999                         15,203,764             13,396,312             28,600,076
                       2000                          1,147,765                     --              1,147,765
                       2001                             72,406                     --                 72,406
                       2002                            597,128                     --                597,128
                    Thereafter                       3,830,259                     --              3,830,259
                                             ------------------     ------------------     ------------------
                                                   $22,072,286            $13,396,312            $35,468,598
                                             ==================     ==================     ==================

        Creeker's, Inc. has a $300,000 revolving line of credit agreement with a financial institution dated September 26, 1997. The line of credit bears interest at prime plus 1.50% per annum, maturing on October 1, 1998 and is collateralized by a deed of trust.

E.     CAPITAL LEASE OBLIGATIONS

        Capital lease obligations consist of the following at October 31,:
                                                                                      1997               1996
                                                                                ----------------     ----------------
        Gaming  equipment  lease payable,  renegotiated,  imputed  interest
        accruing at 11.75% per annum with balance due November 1999                 $822,425        $4,892,735
        Equipment  lease payable in monthly  installments  of $23,404  including interest imputed at 14.39% per annum. The lease expires in August,  2001 and is  collateralized  by  various  equipment  and  furniture  with  an approximate cost of $1,009,441 and a book value
        of $794,463                                                                  823,853         1,076,443

        Equipment  leases  payable in aggregate  monthly  installments  totaling
        $25,917  including  interest imputed at 8% and 12% per annum. The leases expire in August to  October,  1999 and are  collateralized  by  various equipment with an approximate cost of
        $748,523 and a book value of $614,869                                        546,458           744,140

        Equipment  lease  payable in monthly  installments  of $7,369  including interest imputed at 8.87% per annum. The lease expires August,  1999 and is collateralized by computer equipment with an
        approximate cost of $231,127 and a book value of $173,345                    142,557           220,837

        Equipment   leases   payable   in   aggregate    monthly    installments
        totaling$4,909  including  interest imputed at 12% per annum. The leases expire July to September,  2001 and are  collateralized by telephone and audio equipment with an approximate cost of $215,660
        and a book value of $177,152                                                 180,589           213,906

        Various  equipment leases payable in aggregate  monthly  installments of
        $7,333  including  interest  imputed at 8.16% to 13.85%  per annum.  The leases expire May 1999 to July 2000 and are  collateralized by equipment with an approximate cost of $323,441 and a book value of
        $192,397                                                                     179,553           172,880
                                                                                -------------     ----------------
        Total lease obligations                                                    2,695,435            7,320,941
        Less current portion                                                         630,425            1,535,656
                                                                                =============     ================
                                                                                  $2,065,010           $5,785,285
                                                                                =============     ================

        Future minimum lease payments under the leases are as follows at October 31, 1997:


                Years Ended October 31,                                     Amount
                -----------------------                         -------------------
                          1998                                           $831,646
                          1999                                            805,033
                          2000                                          1,187,479
                          2001                                            297,499
                                                                -------------------
                                   Total future lease payments          3,121,657
                             Less amount representing interest            426,222
                                                                ===================
                                                                       $2,695,435

F.     CONVERTIBLE DEBENTURE, RELATED PARTY

        On August 18, 1994, the Company purchased real property, currently being held for future development, from a related party in exchange for a convertible debenture in the amount of $4,500,000. The convertible debenture bears interest at 7.05% per annum, with the principal balance and any accrued interest due August 20, 1999 and is collateralized by deeds of trust on the related property. The debenture is convertible into 9,000,000 shares of Company common stock. The conversion cannot be exercised prior to November 1, 1999. The balance (including interest added to principal) amounted to $5,516,988 and $5,199,739 at October 31, 1997 and 1996, respectively.

G.     STOCK OPTIONS AND WARRANTS

     The following  schedule details activity related to options and warrants to officers and  employees of the Company for the years ended October 31, 1997 and 1996:
                                                               Shares         Avg. Option Price
                                                       ----------------     -------------------------
   Options Outstanding, October 31, 1995                       240,000               $1.00
            Granted                                            817,500               $2.00
            Surrendered                                             --                 --
                                                       ----------------
   Options Outstanding, October 31, 1996                     1,057,500               $1.77
            Granted                                            100,000               $2.00
            Surrendered                                       (585,000)              $2.00
                                                       ================
   Options Outstanding, October 31, 1997                       572,500               $1.58
                                                       ================

        The Company adopted the disclosure requirements, but not the optional recognition requirements of recently issued SFAS No. 123-Accounting for Stock Based Compensation. If the Company had elected to recognize compensation expense based upon the fair value of the options at the date of grant for awards granted in fiscal 1997 and 1996 the Company's net loss and loss per share would have approximated the pro forma amounts below:

                                                        October 31,            October 31,
                                                           1997                   1996
                                                    ===================    ===================
   Pro forma net loss                                     $(2,916,668)           $(3,551,486)
                                                    ===================    ===================
   Pro forma net loss per share                              $(0.0797)              $(0.1104)
                                                    ===================    ===================

     The  weighted-average  fair value of each option granted in fiscal 1997 and
     1996  is   estimated   on  the  date  of  grant  using  the   Black-Scholes
     option-pricing model as follows:
                                                       October 31,           October 31,
  Assumptions                                              1997                 1996
  -----------                                        -----------------     ----------------
     Risk-free interest rate                                     5.4%                 5.7%
                                                     =================     ================
     Life in years                                                  3                    3
                                                     =================     ================
     Volatility                                                   44%                  53%
                                                     =================     ================
     Dividend yield                                                0%                   0%
                                                     =================     ================
  Fair Value
     Stock options                                              $0.20                $0.27
                                                     =================     ================

        In connection with the conversion of the Series One, Convertible Preferred Stock into common stock the Company granted 1,400,000 stock warrants. Each warrant may be converted into one share of common stock at a price of $2.50 through May 30, 2002. The Company also granted 200,000 stock warrants to a corporation that provides it with professional services. The warrants may be converted into 200,000 shares of common stock at a price of $2.00 through October 31, 2002.

        The following options and warrants are outstanding at October 31, 1997:

             Number of
           Shares Under           Exercise                                      Expiration
              Options               Price                Total                     Date
          ----------------     ----------------     ----------------     -------------------------
                   46,500           $2.00                   $93,000            August, 2000
                   66,500           $2.00                   133,000            August, 2001
                  306,500           $1.22                   373,000            August, 2002
                   66,500           $2.00                   133,000            August, 2003
                   66,500           $2.00                   133,000            August, 2004
                   20,000           $2.00                    40,000            August, 2005
          ================     ================     ================
                  572,500           $1.58                  $905,000
          ================     ================     ================

G.     STOCK OPTIONS AND WARRANTS (Continued)

             Number of
           Shares Under           Exercise                                      Expiration
              Options               Price                Total                     Date
          ----------------     ----------------     ----------------     -------------------------
                   30,000           $3.00                   $90,000             May, 1998
                   30,000           $3.00                    90,000           January, 2001
                1,400,000           $2.50                 3,500,000             May, 2002
                  200,000           $2.00                   400,000           October, 2002
         ----------------     ----------------     ----------------
                1,660,000           $2.50                $4,080,000
          ================     ================     ================


        At October 31, 1997 there were 1,946,500 shares of common stock exercisable under options and warrants at an average price of $2.27 per share.

H.     INCOME TAXES

     The tax effect of significant temporary differences and carrybacks which gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                                              October 31,          October 31,
                                                                                  1997                 1996
                                                                        ---------------------    -----------------
 Deferred Tax Assets-
          Net operating loss carryforwards                                         $2,142,000             $875,000
          Cash basis tax assets                                                       482,000              809,000
          Capitalized construction carrying costs and other                           237,000              127,000
                                                                        ---------------------    -----------------
                                                                                    2,861,000            1,811,000
  Valuation Allowance                                                              (2,861,000)          (1,811,000)
                                                                        =====================    =================
  Net Deferred Tax Asset                                                                $None                $None
                                                                        =====================    =================

                      The components of income tax expense are as follows:

                                                                             Year Ended             Year Ended
                                                                             October 31,            October 31,
                                                                                1997                   1996
                                                                          ------------------     ------------------
  Deferred Federal Tax (Benefit)                                                   $(985,000)          $(1,100,000)
  Deferred State Tax (Benefit)                                                      (102,000)              (98,000)
  Valuation Allowance                                                              1,087,000             1,198,000
                                                                          ==================     ==================
          Income Tax Expense                                                           $None                 $None
                                                                          ==================     ==================

  The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal and state income tax rates as a result of the following differences:

                                                                             Year Ended             Year Ended
                                                                             October 31,            October 31,
                                                                                1997                   1996
                                                                          ------------------     ------------------
  Federal tax at statutory rates                                                   $(985,000)        $(1,100,000)
  State tax, net of federal benefit                                                 (102,000)            (98,000)
  Adjustment of the valuation allowance                                            1,087,000           1,198,000
                                                                          ------------------     ------------------
          Income tax provision                                                         $None               $None
                                                                          ==================     ==================

     At October 31, 1997, the Company has estimated net operating loss carryforwards of approximately $5,712,000 available to offset taxable income through 2012.

I.        FAIR VALUE OF FINANCIAL INSTRUMENTS

          The  carrying  value  of  cash,  temporary  investments,   short  term
          receivables and payables and long-term debt approximates their fair value as of October 31, 1997 and 1996.

J.        CURRENT VULNERABILITY DUE TO CONCENTRATIONS

          The majority of the Company's revenues are from slot machines. The majority of the Company's customers are located in the Colorado Springs, Colorado area. The Company is dependent on continued Limited Stakes Gaming regulations, which allow gaming only in the mountain towns of Cripple Creek, Black Hawk and Central City, Colorado, to maintain its customer base.

K.        COMMITMENTS AND CONTINGENCIES

          Leases. The Company leases office space under a non-cancelable lease agreement which expires July, 1998. Total rent expense amounted to $28,308 and $17,285 for the years ended October 31, 1997 and 1996, respectively.

          Double Eagle leases 586 slot machines under two operating leases with aggregate monthly payments of $24,102 expiring November 1999 and November 2000. Double Eagle may purchase the equipment for $1,043,289 at the end of the lease terms.

          Future minimum lease payments are as follows:

       Year Ended October 31,                   Amount
-------------------------------------       ---------------
                1998                            $1,693,229
                1999                             1,693,229
                2000                               263,570
                                            ===============
                                                $3,650,028
                                            ===============

                                      F-16