Form 10QSB
period 1998-01-31
COLORADO CASINO RESORTS INC
filed 1998-03-16
CIK 726569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For fiscal quarter ended January 31, 1998

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




Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 38,665,632 shares of common stock, $0.001 par value per share.


                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

                 COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements

                   Consolidated Balance Sheets - (unaudited) for January 31, 1998 ..........  3

                   Consolidated Statement of Operations - (unaudited) for
                     January 31, 1998 and January 31, 1997 .................................  4

                   Consolidatjed Statements of Cash Flows - (unaudited) for
                     January 31, 1998 and January 31, 1997 .................................  5

                   Notes to Consolidated Financial Statements ..............................  6

         Item 2.   Management's Discussion and Analysis of Financial Condition as well as
                   Future Plans ............................................................  7

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings ....................................................... 11

         Item 2.   Changes in Securities ................................................... 11

         Item 3.   Defaults upon Senior Securities ......................................... 11

         Item 4.   Submission of Matters to a Vote of Security Holders ..................... 11

         Item 5.   Other Information ....................................................... 11

         Item 6.   Exhibits and Reports .................................................... 11

         Signatures ........................................................................ 12

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements refer to events that could occur in the future or may be identified by the use of words such as "intend," "plan," "believe," "anticipate," correlative words, and other expressions indicating that future events are contemplated. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth following and elsewhere in this Quarterly Report on Form 10-QSB.

COLORADO CASINO RESORTS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                 ASSETS                   JANUARY 31,   OCTOBER 31,
                                              1998          1997
                                          -----------   -----------
CURRENT ASSETS
Cash & cash equivalents                   $ 1,344,008   $ 1,962,486
Inventory                                     158,722       182,641
Other                                         389,626       567,678
                                          -----------   -----------
   TOTAL CURRENT ASSETS                     1,892,356     2,712,805
                                          -----------   -----------

PROPERTY, PLANT & EQUIPMENT
Land                                       16,106,628    16,106,628
Building and improvements                  23,637,572    23,637,572
Furniture, fixtures & equipment             8,594,889     8,520,407
Accumulated depreciation & amortization    (3,858,515)   (3,259,534)
                                          -----------   -----------
   TOTAL PROPERTY, PLANT & EQUIPMENT       44,480,574    45,005,073
                                          -----------   -----------

OTHER ASSETS                                  637,562       657,976
                                          -----------   -----------

   TOTAL ASSETS                           $47,010,492   $48,375,854
                                          ===========   ===========


LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accrued expenses                            1,588,502     1,827,187
Accrued interest payable, related party       906,181       506,593
Due to officers                                 3,913        62,745
Current portion, long-term debt             1,402,289     1,220,964
Current portion, capital lease
 obligations                                  588,060       630,425
                                          -----------   -----------
   TOTAL CURRENT LIABILITIES                4,488,945     4,247,914
                                          -----------   -----------

CONVERTIBLE DEBENTURES, RELATED PARTY       5,516,988     5,516,988
LONG-TERM DEBT, RELATED PARTY               7,557,583     7,879,324
LONG-TERM DEBT                             20,303,469    20,851,322
OBLIGATION UNDER CAPITAL LEASE              2,215,945     2,065,010
                                          -----------   -----------
   TOTAL LIABILITIES                       40,082,930    40,560,558
                                          -----------   -----------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value,
 100,000,000 shares authorized,
 38,665,632 and 38,665,632
 issued and outstanding, respectively          38,666        38,666

Paid-in capital                            15,777,125    15,777,125
Retained earnings (accumulated deficit)    (8,888,229)   (8,000,496)
                                          -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY               6,927,562     7,815,296
                                          -----------   -----------

   TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY                                $47,010,492   $48,375,854
                                          ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                          QUARTER ENDED   QUARTER ENDED
                                           JANUARY 31,     JANUARY 31,
                                               1998            1997
                                          -------------   -------------
OPERATING REVENUE
Casino                                    $   3,799,368   $   3,657,372
Hotel & gift shop                               410,372         407,906
Restaurant & bars                               431,973         321,113
Other                                            97,343           1,430
                                          -------------   -------------
   TOTAL OPERATING REVENUE                    4,739,056       4,387,821
                                          -------------   -------------

OPERATING EXPENSES
Casino                                        1,811,185       1,563,850
Hotel & gift shop                               271,384         260,533
Restaurant & bars                               628,189         604,613
Marketing/General and administrative          1,225,600       1,625,733
Depreciation and amortization                   517,746         650,715
                                          -------------   -------------
   TOTAL OPERATING EXPENSE                    4,454,104       4,705,444
                                          -------------   -------------

INCOME (LOSS) FROM OPERATIONS                   284,952        (317,623)
                                          -------------   -------------

NONOPERATING INCOME (EXPENSE)
Interest expense                              1,172,686       1,135,876

LOSS BEFORE INCOME TAXES                       (887,734)     (1,453,499)
                                          -------------   -------------

INCOME TAXES                                        ---             ---

NET LOSS                                  $    (887,734)  $  (1,453,499)
                                          =============   =============

NET LOSS PER SHARE                        $     (0.0230)  $     (0.0420)
                                          =============   =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                     38,666,000      34,581,000
                                          =============   =============



                    [This section intentionally left blank]



  The accompanying notes are an integral part of these consolidated financial statements

COLORADO CASINO RESORTS, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
 (Unaudited)

                                          QUARTER ENDED   QUARTER ENDED
                                           JANUARY 31,     JANUARY 31,
                                               1998            1997
                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                  $    (887,734)  $  (1,453,499)
Noncash items
      Depreciation and amortization             517,746         650,715
      Amortization of debt issue costs          103,505         125,250
(Increase) decrease in:
      Inventory                                  23,919          64,149
      Other current assets                      178,052         545,582
      Other assets                             (571,495)       (288,068)
(Decrease) increase in:
      Accrued expenses                         (238,685)       (476,410)
      Interest payable, related party           399,588         319,381
                                          -------------   -------------
          Net cash provided (used) by
           operating activities                (475,104)       (512,900)
                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment        (74,482)       (152,986)
Advances to officers                            126,332         379,617
                                          -------------   -------------
          Net cash provided (used) by
           investing activities                  51,850         226,631
                                          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers                          267,500         105,384
Borrowings, long-term debt                          ---         185,636
Repayments, long-term debt                     (140,983)            ---
Repayments, long-term debt, related            (321,741)            ---
 party
                                          -------------   -------------

          Net cash provided (used) by
           financing activities                (195,224)        291,020
                                          -------------   -------------

INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                   (618,478)          4,751
                                          -------------   -------------
CASH AND EQUIVALENTS, BEGINNING               1,962,486       2,828,994
                                          -------------   -------------

CASH AND EQUIVALENTS, ENDING              $   1,344,008   $   2,833,745
                                          =============   =============



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

NOTE B:  Long Term Debt

During the quarter ended January 31, 1998, the Company made total repayments of $462,724, with $140,983 on long-term debt and $321,741 on long-term debt, related party.

NOTE C:  Advances to/from Officers

A $200,000 note receivable to the Company listed in other current assets was reclassified as advance to officers. During the quarter ended January 31, 1998, the Company advanced to officers $126,332, resulting in a net receivable from officers of $263,587. The officers advanced a total of $267,500 to the Company, $263,587 was used to repay the outstanding receivable, with the balance of $3,913 remaining as a payable to the officers at January 31, 1998.

NOTE D:  Stockholders' Equity

During the quarter, the Company issued to a new key member of the Company's Board of Directors an option to acquire 20,000 shares of the Company's stock at an exercise price of $2.00 per share. Also, an option to acquire 30,000 shares of the Company's common stock were issued to a key management team member at an exercise price of $2.00 per share, with 10,000 shares vesting per year for a period of three years.

NOTE E:  Income Taxes

The Company has an estimated deferred tax benefit of $350,500 for the quarter ended January 31, 1998 which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforwards at January 31, 1998.



                    [This section intentionally left blank]

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

During the quarter, the Company reported net operating revenues of $4.7 million, an increase of $351,000, or 8.0% from the $4.4 million reported during the same period in 1997. The Company reported a net loss of $(888,000), or $(0.023) per share, for the quarter ended January 31, 1998 compared to a net loss of $(1.5) million, or $(0.042) per share, reported for the first quarter last year. Although the Company's business is not considered to be seasonal, the highest levels of business activity in Colorado occur during the tourist season (i.e., from May through September). Its base level (i.e., November through May) is fairly constant although inclement weather conditions during this period could have an adverse effect on business levels in Colorado. Although the Company recorded a net loss, EBITDA (earnings before interest taxes depreciation and amortization) totaled nearly $803,000, up $470,000 or 141.0% higher than the $333,000 reported during the same period last year. However, as a result of the reclassification of the International Game Technology ("IGT") capital lease to an operating lease, casino operating expenses increased for fiscal quarter ended January 31, 1998 by approximately $420,000. After adjusting for comparison purposes, EBITDA for the first fiscal quarter of 1998 should be $1.2 million compared to $333,000 reported in 1997, representing a 267.3% increase.

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

CREEKER'S CASINO

Creeker's Casino, resembling a Victorian-style historic structure of the late 1800's, is located at the corner of 3/rd/ Street and Bennett Avenue in the center of town. Creeker's offers its customers a friendly, "down-to-earth" atmosphere in which to enjoy gaming activities. Within its 19,000-square foot casino, it offers 234 slot machines, two blackjack tables, two bars, a restaurant featuring buffet-style meals, and entertainment areas.

Creeker's targets middle- to upper-income customers from the greater Colorado Springs area and surrounding communities who prefer to make day trips to Cripple Creek. Because of its smaller size and "down-to-earth" atmosphere, Creeker's appeals to many customers who enjoy a cozier environment and the personal touch offered by its friendly employees. Free pizza and a hearty buffet served in its restaurant further heightens Creeker's attractiveness to this market segment.

DOUBLE EAGLE HOTEL & CASINO

Through the new Double Eagle Hotel & Casino, the Company established the first major hotel and casino serving the greater Colorado Springs area with a growing population base, approaching one million. Unlike existing gaming facilities in the Cripple Creek area, which offer limited or no overnight accommodations, inconvenient parking and few non-gaming amenities, the Double Eagle features 158 hotel rooms and suites, a 400-space parking lot with free valet parking and shuttle transportation, and a 45,000-square foot casino offering 681 slot machines and five blackjack tables. The facility also includes a 100-seat restaurant, Lombard's Bar & Grill, two bars and a gift shop. Located on the southwest corner of Bennett Avenue and 5/th/ Street, where Route 67 and Bennett Avenue intersect, the Double Eagle provides superior access and visibility to motorists entering and exiting the City of Cripple Creek.

The Double Eagle appeals to higher income patrons because of its "Las-Vegas" style casino atmosphere, quality hotel and restaurant facilities and a variety of special events. With the largest number of rooms and elegant suites in Cripple Creek, free valet parking under a covered car port, and an exciting and lively atmosphere, the Double Eagle attracts customers who enjoy spending multiple days of gaming within a facility which offers the hospitality and convenience of first-class accommodations. In addition, the Company anticipates that the planned convention facilities at the Double Eagle will attract new players by capturing meeting and small convention business for the Double Eagle. Ground breaking for the new convention facilities is planned for fourth quarter. The Company has retained the architects to produce the design and development plans.

EFFECTIVE MARKETING AND PROMOTION. The Company's marketing strategy has been to aggressively promote its two properties to customers in the identified market segments. Through the use of radio and print advertising, promotional coupons and special events designed uniquely to address each market segment, management attracts players to its respective properties. Promotional allowances, such as complimentary rooms, food, beverage and entertainment are used at both casinos to reward and retain its customers. Specifically, Creeker's promotes coupons for free bus transportation, discounts on buffet meals, and cash and prizes while the Double Eagle offers discounted and complimentary hotel rooms, complimentary dinners at Lombard's Bar & Grill, and cash sweepstakes to attract respective customers.

Management of the Double Eagle continues to reinforce its commitment to a high growth strategy by improving its overall image and effectiveness through new and innovative marketing programs, a redesigned casino floor layout with higher payback percentages, an amusement arcade, and the introduction of a VIP lounge for rated players. In addition to free daily slot tournaments and special events, the Double Eagle hosts live entertainment and music acts at its new piano bar and lounge.

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

Increased slot play is also encouraged through the use of the slot club. The "Winners Circle" slot club and the use of a computerized player tracking system, which monitors the wagering of its members, provides the Company with information which assists management in planning and directing its marketing efforts to its customers. As members of the Winners Circle, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the Winners Circle based on their point totals with various cash and gift prizes. Currently, Creeker's and the Double Eagle have a combined total of nearly 70,000 members in their database.

Management believes that an integral component of attracting patrons in Cripple Creek is adequate, nearby parking. During the fourth quarter of fiscal 1997, the Company acquired control of fifteen contiguous city lots, comprising approximately 47,000 square feet (one city block), located adjacent to the Double Eagle in Cripple Creek. This property is currently used for guest parking, accommodating approximately 250 automobiles. The Company expects to use the land in its expansion plans to build a multi-story parking garage, which will accommodate over 400 automobiles, a convention center, a health club facility, and additional hotel rooms.

Management continues to make significant investments in key management and personnel. Employee benefits, which include medical, dental and vision plans, in addition to on-the-job training and advancement opportunities are offered to attract and retain qualified individuals.

FUTURE PLANS. Emphasis continues to be placed on the Company's technological infrastructure in order to optimize the movement and management of timely information. Data integration and warehousing systems are currently being reviewed for implementation in order to streamline real-time management and assimilation of data for marketing and operational decisions.

The Company is proceeding with its plans to refinance high interest construction debt. It is anticipated that by third quarter, the Company will have secured first phase financing which will be used to refinance approximately $20 million of the construction debt while subsequent phases will be used to refinance the balance of the high yield debt as well as provide working capital for the Company's daily operations and expansion efforts. The Company is also evaluating several opportunities in other gaming jurisdictions, both domestic and international.

COMPANY REVENUE

The Company reported net operating revenues for the quarter ended January 31, 1998 of $4.74 million, an increase of over $351,000, or 8.0% from the $4.39 million reported for the same quarter in 1997. Casino revenues increased nearly $142,000, up 3.9% from the $3.66 million recorded for the same quarter last year to $3.80 million. Revenues from the hotel and gift shop were relatively flat at $410,000 compared to the $408,000 reported for fiscal quarter ended January 31, 1997. However, restaurant and bar revenues improved by 34.5%, up almost $111,000 to $432,000 in fiscal quarter 1998.

During the quarter, the Company reported over $97,000 in other revenues compared to the $1,400 reported during the same fiscal quarter in 1997. This increase is primarily due to proceeds from the Company's recently implemented parking operations and amusement arcade.

ACQUISITIONS

There were no acquisitions of any significance during this quarter.

SALE OF STOCK

There was no sale of stock during this quarter.

RESULTS OF OPERATIONS

The Company reported net operating revenues for fiscal quarter ended January 31, 1998 of $4.74 million, an increase of over $351,000, or 8.0% from the $4.39 million recorded in 1997. Generating more than 80% of the total revenues, the Company's casino operations produced revenues of nearly $3.8 million. Total operating expenses were $4.45 million for fiscal quarter ended January 31, 1998, a decrease of over $251,000, or -5.3% from $4.71 million reported for the same fiscal quarter in 1997. Total operating expenses as a percentage of total revenues decreased to 94.0% from 107.2% recorded in the first fiscal quarter of 1997.

CASINO. Casino revenues increased over $142,000, up 3.9% from first fiscal quarter 1997 casino revenues of $3.7 million to $3.8 million. Costs and expenses of casino operations were $1.8 million for fiscal quarter ended January 31, 1998, an increase of $247,000 or 15.8% from $1.6 million for fiscal quarter 1997. Casino costs and expenses as a percentage of casino revenues increased to 47.7% in 1998 from 42.8% during the same period in 1997. The increase in casino costs and expenses was primarily due to the inclusion of the operating lease expense of approximately $420,000 associated with the reclassification if the IGT slot machine lease.

HOTEL AND GIFT SHOP. Revenues from the hotel and gift shop amounted to over $410,000 for the first fiscal quarter 1998, practically no change from the $408,000 reported during the same quarter last year. Hotel and gift shop revenues accounted for 8.7% of total consolidated revenues. Costs and expenses of hotel and gift shop operations were $271,000 for the first fiscal quarter of 1998, an increase of $11,000 or 4.2% from $260,000 reported in 1997. Hotel and gift shop costs and expenses as a percentage of hotel and gift shop revenues increased to 66.1% from 63.9% during the same period in 1997.

RESTAURANT AND BAR. Restaurant and bar revenues improved by 34.5%, up nearly $111,000 to $432,000 for fiscal quarter ended January 31, 1998. Costs and expenses of restaurant and bars were $628,000 for the first fiscal quarter of 1998, an increase of almost $24,000 or 3.9% from $605,000 recorded in 1997. Restaurant and bar costs and expenses as a percentage of restaurant and bar revenues decreased to 145.4% from 188.3% during the same period in 1997.

MARKETING/GENERAL AND ADMINISTRATIVE. Marketing and general and administrative expenses were $1.2 million for fiscal quarter ended January 31, 1998, a decrease of over $400,000 or -24.6% from $1.6 million reported for the same fiscal quarter in 1997. This reduction in expense was primarily due to lower general and administrative expenses resulting from improved efficiencies and optimized property-wide operations. Marketing and general and administrative expenses as a percentage of total revenues decreased to 25.9% from 37.1% during the first fiscal quarter in 1997.

DEPRECIATION. Depreciation was $518,000 for the fiscal quarter ended January 31, 1998, an decrease of nearly $133,000 or 20.4% from $651,000 for the same fiscal quarter 1997. The decrease in depreciation expense is primarily due to the reduction of the number of slot machines at the Double Eagle.

INCOME FROM OPERATIONS. As a result of factors discussed above, income from operations was $285,000 for fiscal quarter ended January 31, 1998, an increase of almost $603,000 or 189.7% from a loss of $(318,000) for the first fiscal quarter of 1997. As a percentage of total revenues, income from operations increased to 6.0% during fiscal quarter 1998 from a loss of (7.2%) during the same period in 1997.

INTEREST EXPENSE. Interest expense was $1.2 million for fiscal quarter ended January 31, 1998, a increase of only $37,000 or 3.2% from $1.1 million for fiscal quarter 1997. The increase in interest expense is due to additional debt secured by the Company in connection with the acquisition of land and as a result of restructured terms of certain lease agreements.

NET LOSS. The net loss for the Company was $(888,000) for the fiscal quarter ended January 31, 1998, a decrease of more than $(565,000) or 38.9% from a loss of $(1.5) million reported in the first fiscal quarter of 1997.

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

Operating results for the quarter ending January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1997.



                    [This section intentionally left blank]

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

Item 4.  Submission of Matters to Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports - None.

                 COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 1998.

                                          COLORADO CASINO RESORTS, INC.

March 13, 1998  By:                   By: /s/ Rudy S. Saenz
                                          --------------------
                                          Rudy S. Saenz
                                          President and Chief Executive Officer,
                                          Director (Principal Executive Officer)



March 13, 1998                        By: /s/ Farid E. Tannous
                                          -----------------------
                                          Farid E. Tannous
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)