Form 10QSB
period 1998-04-30
COLORADO CASINO RESORTS INC
filed 1998-06-15
CIK 726569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 --------------
                                   FORM 10-QSB
                                 --------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal quarter ended April 30, 1998

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



================================================================================

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                                      INDEX

Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets - (unaudited) for April 30, 1998......  3

                           Consolidated Statement of Operations - (unaudited) for
                               April 30, 1998 and April 30, 1997.............................  4

                           Consolidated Statements of Cash Flows - (unaudited) for
                               April 30, 1998 and April 30, 1997.............................  5

                           Notes to Consolidated Financial Statements........................  6


              Item 2.      Management's Discussion and Analysis of Financial Condition
                               as well as Future Plans.......................................  7


Part II.      Other Information

              Item 1.      Legal Proceedings.................................................  11
              Item 2.      Changes in Securities.............................................  11
              Item 3.      Defaults upon Senior Securities...................................  11
              Item 4.      Submission of Matters to a Vote of Security Holders...............  11
              Item 5.      Other Information.................................................  11
              Item 6.      Exhibits and Reports..............................................  11

              Signatures.....................................................................  12


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

--------------------------------------------------------------------------------

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                            April 30,      October 31,
                                                               1998            1997
                                                          ------------   -------------
                                     ASSETS
CURRENT ASSETS
Cash & cash equivalents ...............................   $  1,378,506    $  1,962,486
Inventory .............................................        136,374         182,641
Advances to officers ..................................        162,417            --
Other .................................................        476,364         567,678
                                                                          ------------
                                                                          ------------
   TOTAL CURRENT ASSETS ...............................      2,153,661       2,712,805
                                                          ------------    ------------

PROPERTY, PLANT & EQUIPMENT
Land ..................................................     16,106,628      16,106,628
Building and improvements .............................     23,644,286      23,637,572
Furniture, fixtures & equipment .......................      8,693,870       8,520,407
Accumulated depreciation & amortization ...............     (4,422,394)     (3,259,534)
                                                          ------------    ------------
   TOTAL PROPERTY, PLANT & EQUIPMENT ..................     44,022,390      45,005,073
                                                          ------------    ------------

OTHER ASSETS ..........................................        768,557         657,976
                                                          ------------    ------------

   TOTAL ASSETS .......................................   $ 46,944,608    $ 48,375,854
                                                          ============    ============


                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses ......................................      3,183,773       1,827,187
Accrued interest payable, related party ...............        881,748         506,593
Due to officers .......................................           --            62,745
Current portion, long-term debt .......................      9,523,732       1,220,964
Current portion, capital lease obligations ............        739,420         630,425
                                                          ------------    ------------
   TOTAL CURRENT LIABILITIES ..........................     14,328,673       4,247,914
                                                          ------------    ------------

CONVERTIBLE DEBENTURES, RELATED PARTY .................      5,516,988       5,516,988
LONG-TERM DEBT, RELATED PARTY .........................      7,557,583       7,879,324
LONG-TERM DEBT ........................................     12,193,058      20,851,322
OBLIGATION UNDER CAPITAL LEASE ........................      1,995,022       2,065,010

                                                          ------------    ------------
   TOTAL LIABILITIES ..................................     41,591,324      40,560,558
                                                          ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000
    shares authorized, 38,665,632 and 38,665,632
    issued and outstanding, respectively ..............         38,666          38,666

Paid-in capital .......................................     15,777,125      15,777,125
Retained earnings (accumulated deficit) ...............    (10,462,507)     (8,000,496)
                                                          ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY .........................      5,353,284       7,815,296
                                                          ------------    ------------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........   $ 46,944,608    $ 48,375,854
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                              Six Months Ended   Six Months Ended
                                                  April 30,          April 30,
                                                     1998              1997
                                                 ------------      ------------
OPERATING REVENUE
Casino .....................................     $  7,997,166      $  7,872,728
Hotel & gift shop ..........................          905,905           962,835
Restaurant & bars ..........................          903,719           749,221
Other ......................................          206,971              --
                                                 ------------      ------------
   TOTAL OPERATING REVENUE .................       10,013,761         9,584,784
                                                 ------------      ------------

OPERATING EXPENSES
Casino .....................................        4,001,507         3,799,218
Hotel & gift shop ..........................          529,407           659,276
Restaurant & bars ..........................        1,290,383         1,168,308
Marketing/General and administrative .......        3,301,530         3,358,573
Depreciation and amortization ..............        1,096,774         1,290,535
                                                 ------------      ------------
   TOTAL OPERATING EXPENSE .................       10,219,601        10,275,910
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS ..............         (205,840)         (691,126)
                                                 ------------      ------------

NONOPERATING INCOME (EXPENSE)
Interest expense ...........................        2,256,262         2,616,663

LOSS BEFORE INCOME TAXES ...................       (2,462,102)       (3,307,789)
                                                 ------------      ------------

INCOME TAXES ...............................             --                --

NET LOSS ...................................     $ (2,462,102)     $ (3,307,789)
                                                 ============      ============

NET LOSS PER SHARE .........................     $    (0.0637)     $    (0.0932)
                                                 ------------      ------------

WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING ................       38,666,000        35,493,000
                                                 ============      ============



                     [THIS SECTION INTENTIONALLY LEFT BLANK]



The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited)

                                                            Six Months Ended  Six Months Ended
                                                                April 30,        April 30,
                                                                  1998             1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ...................................................   $(2,462,102)   $(3,307,961)
Noncash items
      Depreciation and amortization ........................     1,096,774      1,290,535
      Amortization of debt issue costs .....................       288,160        219,500
(Increase) decrease in:
      Inventory ............................................        46,267         (2,398)
      Other current assets .................................        91,314         (6,116)
      Other assets .........................................      (532,565)      (156,560)
(Decrease) increase in:
      Accrued expenses .....................................     1,356,586        508,252
      Interest payable, related party ......................       375,155           --
                                                               -----------    -----------
            Net cash provided (used) by operating activities       259,589     (1,454,748)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment ...................      (180,177)    (1,561,648)
Advances to officers .......................................      (292,662)          --
                                                               -----------    -----------
            Net cash provided (used) by investing activities      (472,839)    (1,561,648)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers .....................................       267,500        513,670
Borrowings, long-term debt and capital leases ..............          --        2,617,345
Repayments, long-term debt and capital leases ..............      (316,489)      (725,653)
Repayments, long-term debt, related party ..................      (321,741)          --
                                                               -----------    -----------
            Net cash provided (used) by financing activities      (370,730)     2,405,362
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................      (583,980)      (611,034)
                                                               -----------    -----------
CASH AND EQUIVALENTS, BEGINNING ............................     1,962,486      2,828,994
                                                               -----------    -----------

CASH AND EQUIVALENTS, ENDING ...............................   $ 1,378,506    $ 2,217,960
                                                               ===========    ===========


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

Note B:       Long Term Debt

During the six months ended April 30, 1998, the Company made total repayments of $638,230, with $316,489 on long-term debt and capital leases and $321,741 on long-term debt, related party.

Note C:       Advances to/from Officers

During the six months ended April 30, 1998, the Company advanced to officers a total of $292,662. The officers repaid a total of $267,500 to the Company leaving balance of $162,417 remaining as a receivable to the Company at April 30, 1998.

Note D:       Income Taxes

The Company has an estimated deferred tax benefit of $970,000 for the six months ended April 30, 1998 which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforwards at April 30, 1998.



                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           PLANS FOR FUTURE OPERATIONS

OVERVIEW AND PLAN OF OPERATION

Colorado Casino Resorts, Inc., ("CCRI" and/or the "Company") is in the business of developing and operating casino and hotel resort properties. Through its wholly owned subsidiaries, Creeker's, Inc. and Double Eagle Resorts, Inc., CCRI is the owner of Creeker's Casino ("Creeker's") and the Double Eagle Hotel & Casino (the "Double Eagle"), both located in Cripple Creek, Colorado.

During the six months ended April 30, 1998, the Company reported net operating revenues of $10.01 million, an increase of $429,000, or 4.9% from the $9.58 million reported during the same period in 1997. The Company reported a net loss of $(2.46) million, or $(0.064) per share, for the six months ended April 30, 1998 compared to a net loss of $(3.31) million, or $(0.093) per share, reported for the same period last year. Although the Company's business is not considered to be seasonal, the highest levels of business activity in Colorado occur during the tourist season (i.e., from May through September). Its base level (i.e., November through May) is fairly constant although inclement weather conditions during this period could have an adverse effect on business levels in Colorado. Although the Company recorded a net loss, EBITDA (earnings before interest taxes depreciation and amortization) totaled nearly $891,000, up $292,000 or 48.6% higher than the $599,000 reported during the same period last year. However, as a result of the reclassification of the International Game Technology ("IGT") capital lease to an operating lease, casino operating expenses increased by approximately $420,000 for the six months ended April 30, 1998. After adjusting for comparison purposes, EBITDA for the first six months of 1998 should be $1.31 million compared to $599,000 reported in 1997, representing a 118.7% increase.

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

Double Eagle Hotel & Casino

Through the new Double Eagle Hotel & Casino, the Company established the first major hotel and casino serving the greater Colorado Springs area with a growing population base, approaching one million. Unlike existing gaming facilities in the Cripple Creek area, which offer limited or no overnight accommodations, inconvenient parking and few non-gaming amenities, the Double Eagle features 158 hotel rooms and suites, four parking lots with a total of 650 spaces, free valet parking and shuttle transportation, and a 45,000-square foot casino offering 657 slot machines and five blackjack tables. The facility also includes a 100-seat restaurant, Lombard's Bar & Grill, two bars and a gift shop. Located on the southwest corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue intersect, the Double Eagle provides superior access and visibility to motorists entering and exiting the City of Cripple Creek.

The Double Eagle appeals to higher income patrons because of its "Las Vegas-style" casino atmosphere, quality hotel and restaurant facilities and a variety of special events. With the largest number of rooms and elegant suites in Cripple Creek, free valet parking under a covered car port, and an exciting and lively atmosphere, the Double Eagle attracts customers who enjoy spending multiple days of gaming within a facility which offers the hospitality and convenience of first-class accommodations.

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

Management of the Double Eagle continues to reinforce its commitment to a high growth strategy by improving its overall image and effectiveness through new and innovative marketing programs. During the second quarter, the Company retained ZLR & Associates, a marketing and advertising agency, to improve the Double Eagle's advertising and marketing efforts through, among other programs, image creation, print and broadcast advertising, and a comprehensive direct-mail campaign. In addition, free daily slot tournaments and live music and entertainment are expected to attract patrons to the Double Eagle.

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

Increased slot play is also encouraged through the use of the slot club. The "Winners Circle" slot club and the use of a computerized player tracking system, which monitors the wagering of its members, provides the Company with information which assists management in planning and directing its marketing efforts to its customers. As members of the Winners Circle, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the Winners Circle based on their point totals with various cash and gift prizes. Currently, Creeker's and the Double Eagle have a combined total of nearly 75,000 members in their database.

Customer Service. Management is placing greater emphasis on customer service through extensive employee training and education programs. These programs are designed to ensure customers are provided a friendly, safe, and service-driven environment in which gaming becomes a fun and exciting activity. The Company plans to retain a professional firm to provide and implement customer training programs.

Management and Key Personnel. During the second quarter, the Company recruited Mr. Joseph M. Farruggio, 46, as Vice President of Operations and General Manager of the Company's Colorado operations. Mr. Farruggio has over twenty years of gaming experience with the last ten in casino general management. He is responsible for all day-to-day operations of both the Double Eagle Hotel & Casino and Creeker's Casino. Drawing upon his extensive experience in casino operations, Mr. Farruggio is expected to help solidify the Company's competitive position in the Colorado market.

In addition to improving its operations by recruiting qualified talent for its management team, the Company seeks to enhance its strategic direction and overall position through its Board of Directors. During the second quarter and pending regulatory approval, Mr. Salvatore T. DiMascio, 59, was appointed to the Company's Board of Directors. Mr. DiMascio has extensive senior level experience in a variety of industries including finance and gaming. Formerly the Executive Vice President and Chief Financial Officer of Anchor Gaming, Mr. DiMascio is a valued addition to the Company's Board.

Management continues to make significant investments in key management and personnel through benefits packages and bonus programs. Employee benefits, which include medical, dental and vision plans, in addition to on-the-job training and advancement opportunities are offered to attract and retain qualified individuals.

Future Plans. Management believes that an integral component of attracting patrons in Cripple Creek is adequate, nearby parking. During the fourth quarter of fiscal 1997, the Company acquired control of fifteen contiguous city lots, comprising approximately 47,000 square feet (one city block), located adjacent to the Double Eagle in Cripple Creek. This property is currently used for guest parking, accommodating approximately 250 automobiles. However, the Company is proceeding with its plans to construct a multi-level parking garage, which will accommodate approximately 400 automobiles, on this one acre parcel of land providing convenient and nearby parking for patrons at the Double Eagle.

Although the addition of a convention facility is expected to increase revenues by capturing meeting and small convention business for the Double Eagle, management chose to delay its development in order to proceed with the construction of the parking garage.

During the second quarter, the Company engaged McDonald & Company Securities, Inc., an investment banking firm which is a member of the New York Stock
Exchange, to advise it on certain financing transactions. In addition to providing other financial advisory services, McDonald & Co. will initially provide advice and assistance in refinancing up to $35 million in high-interest debt. Once complete, management expects that this refinancing will not only reduce the Company's interest expense but also position the Company to take advantage of other growth opportunities. Furthermore, the Company is in the process of securing a revolving credit facility of up to $15 million which will be used to pay off certain current debt obligations and provide general working capital.

In keeping with its commitment to maximize shareholder value through expansion and diversification, management continues to evaluate several opportunities in other gaming jurisdictions, both domestic and international. During the second quarter, the Company entered into discussions with RAV Bahamas, Ltd. for the joint development and ownership of a 510 room hotel and casino complex on the island of North Bimini, Bahamas. This complex is expected be part of a high quality, family-oriented "Bimini Bay Destination Resort" currently under development  by  RAV  Bahamas.  The  island  of  North  Bimini  is  part  of the
Commonwealth of the Bahamas and is located 48 miles due east from Miami, Florida. The contemplated hotel and casino is expected to attract a large portion of the South Florida market, transported to the island by a 300-passenger fast ferry which is capable of making the crossing in approximately one hour. This joint venture project is subject to signing a Development Agreement on terms acceptable to the Company.


COMPANY REVENUE

The Company reported net operating revenues for the six months ended April 30, 1998 of $10.01 million, an increase of nearly $429,000, or 4.5% from the $9.58 million reported for the same period in 1997. Casino revenues increased by over $124,000, up 1.6% from the $7.87 million recorded for the same six-month period last year to nearly $8.00 million in fiscal 1998. Revenues from the hotel and gift shop decreased -5.91% to $906,000 from the $963,000 reported for the first six months ended April 30, 1997. However, restaurant and bar revenues improved by 20.6%, up almost $155,000 to $904,000 from $749,000 during the first six months of fiscal 1998.

During the six months, the Company reported nearly $207,000 in other revenues primarily resulting from parking operations and amusement arcade.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

There was no sale of stock during this quarter.

Results of Operations

The Company reported net operating revenues for the first six months of fiscal 1998 of $10.01 million, an increase of almost $429,000, or 4.5% from the $9.58 million recorded in 1997. Generating approximately 80% of the total revenues, the Company's casino operations produced revenues of nearly $8.00 million. Total operating expenses were $10.22 million for the six months ended April 30, 1998, remaining relatively flat compared to $10.28 million reported for the same fiscal six months in 1997. Total operating expenses as a percentage of total revenues decreased to 102.1% from 107.2% recorded in the same period of fiscal 1997.

Casino. Casino revenues increased slightly over $124,000, up 1.6% from $7.87 million during the first six months in 1997 to nearly $8.00 million for the same period in 1998. Costs and expenses of casino operations were $4.00 million for the six months ended April 30, 1998, an increase of $202,000 or 5.3% from $3.79 million for the same period in fiscal 1997. Casino costs and expenses as a percentage of casino revenues increased to 50.0% in 1998 from 48.3% during the same period in 1997. The net increase in casino costs and expenses was primarily due to the inclusion of the operating lease expense associated with the reclassification if the IGT slot machine lease.

Hotel and Gift Shop. Revenues from the hotel and gift shop amounted to over $906,000 for the first six months of 1998, down -5.91% from the $963,000 reported during the same period last year. Hotel and gift shop revenues accounted for 9.0% of total consolidated revenues. Costs and expenses of hotel and gift shop operations were over $529,000 for the first six months of 1998, a decrease of nearly $130,000 or -19.7% from $659,000 reported in 1997. Hotel and gift shop costs and expenses as a percentage of hotel and gift shop revenues decreased to 58.4% from 68.5% during the same period in 1997.

Restaurant and Bar. Restaurant and bar revenues improved by 20.6%, up nearly $155,000 to $904,000 for the six months ended April 30, 1998. Costs and expenses of restaurant and bars were $1.29 million for the six months in 1998, an increase of $122,000 or 10.5% from $1.17 million recorded in 1997. Restaurant and bar costs and expenses as a percentage of restaurant and bar revenues decreased to 142.8% from 155.9% during the same period in 1997.

Marketing/General and Administrative. Marketing and general and administrative expenses were $3.30 million for the six months ended April 30, 1998, relatively flat when compared to the $3.36 million reported for the same period in 1997. However, marketing and general and administrative expenses as a percentage of total revenues decreased to 32.9% for the six months in 1998 from 35.0% for the same period in 1997.

Depreciation. Depreciation was $1.10 million for the six months ended April 30, 1998, a decrease of nearly $194,000 or 15.0% from $1.29 million for the same fiscal quarter 1997. The decrease in depreciation expense is primarily due to the to the reclassification of the IGT lease from a capital lease in fiscal 1997 to an operating lease in fiscal 1998.

Income from Operations. As a result of factors discussed above, a loss from operations of ($206,000) was reported for the six months ended April 30, 1998, an improvement of over $485,000 or 70.2% from a loss of $(691,000) reported during the same period in 1997. As a percentage of total revenues, loss from operations decreased to -2.06% during the six months in fiscal 1998 from a loss of -7.2% during the same period in 1997.

Interest Expense. Interest expense was $2.26 million for the six months ended April 30, 1998, an decrease of ($360,000) or -13.8% from $2.62 million recorded for the same period in 1997. The net reduction in interest expense is primarily due to the reclassification of the IGT lease from a capital lease in fiscal 1997 to an operating lease in fiscal 1998.

Net Loss. The net loss for the Company was $(2.46) million for the six months ended April 30, 1998, a decrease of more than $845,000 or 25.6% from a loss of $(3.31) million reported in the first six months of 1997.

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

Operating results for the six months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1997.


                                   **********

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

Item 4.         Submission of Matters to Vote of Security Holders - None.

Item 5.         Other Information - None.

Item 6.         Exhibits and Reports - None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of June, 1998.

                                        COLORADO CASINO RESORTS, INC.

June 12, 1998                  By:         /s/ Rudy S. Saenz
                                        --------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director (Principal Executive Officer)



June 12, 1998                              /s/ Farid E. Tannous
                                        -----------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)