Form 10QSB
period 1998-07-31
COLORADO CASINO RESORTS INC
filed 1998-09-15
CIK 726569

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  ---------------------------------------------------------------------------
                                   FORM 10-QSB
  ---------------------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal quarter ended July 31, 1998

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

                                      INDEX



Part I.       Financial Information
              Item 1.      Financial Statements (unaudited)

                           Consolidated Balance Sheets as of July 31, 1998..............................  3

                           Consolidated Statement of Operations for the Quarter and Nine Months Ended
                               July 31, 1998 and July 31, 1997 .........................................  4

                           Consolidated Statements of Cash Flows for the Nine Months Ended
                               July 31, 1998 and July 31, 1997..........................................  5

                           Notes to Consolidated Financial Statements...................................  6

              Item 2.      Management's Discussion and Analysis of Financial Condition
                               as well as Future Plans..................................................  7


Part II.      Other Information

              Item 1.      Legal Proceedings............................................................  13
              Item 2.      Changes in Securities........................................................  13
              Item 3.      Defaults upon Senior Securities..............................................  13
              Item 4.      Submission of Matters to a Vote of Security Holders..........................  13
              Item 5.      Other Information............................................................  13
              Item 6.      Exhibits and Reports.........................................................  13

              Signatures................................................................................  14


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

--------------------------------------------------------------------------------

Colorado Casino Resorts, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                   ASSETS                    July 31,      October 31,
                                                              1998            1997
                                                          ------------   -------------
CURRENT ASSETS
Cash & cash equivalents ...............................   $  1,696,976    $  1,962,486
Inventory .............................................        131,081         182,641
Other .................................................        446,578         567,678
                                                                          ------------
                                                                          ------------
   TOTAL CURRENT ASSETS ...............................      2,274,635       2,712,805
                                                          ------------    ------------

PROPERTY, PLANT & EQUIPMENT
Land ..................................................     16,106,628      16,106,628
Building and improvements .............................     23,644,286      23,637,572
Furniture, fixtures & equipment .......................     12,431,080       8,520,407
Accumulated depreciation & amortization ...............     (4,873,012)     (3,259,534)
                                                          ------------    ------------
   TOTAL PROPERTY, PLANT & EQUIPMENT ..................     47,308,982      45,005,073
                                                          ------------    ------------

OTHER ASSETS ..........................................        483,324         657,976
                                                          ------------    ------------

   TOTAL ASSETS .......................................   $ 50,066,941    $ 48,375,854
                                                          ============    ============


                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses ......................................      2,430,492       1,827,187
Accrued interest payable, related party ...............      1,221,559         506,593
Due to officers .......................................           --            62,745
Current portion, long-term debt .......................      3,248,431       1,220,964
Current portion, capital lease obligations ............        517,608         630,425
                                                          ------------    ------------
   TOTAL CURRENT LIABILITIES ..........................     13,768,090       4,247,914
                                                          ------------    ------------

CONVERTIBLE DEBENTURE, RELATED PARTY ..................      5,425,528       5,516,988
LONG-TERM DEBT, RELATED PARTY .........................      7,825,083       7,879,324
LONG-TERM DEBT ........................................     24,919,775      20,851,322
OBLIGATION UNDER CAPITAL LEASE ........................      1,207,752       2,065,010

                                                          ------------    ------------
   TOTAL LIABILITIES ..................................     46,796,228      40,560,558
                                                          ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000
    shares authorized, 38,665,632 and 38,665,632
    issued and outstanding, respectively ..............         38,666          38,666

Paid-in capital .......................................     15,777,125      15,777,125
Retained earnings (accumulated deficit) ...............    (12,545,078)     (8,000,496)
                                                          ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY .........................      3,270,713       7,815,296
                                                          ------------    ------------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........   $ 50,066,941    $ 48,375,854
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                             Nine Months       Quarter      Nine Months        Quarter
                                               Ended            Ended          Ended            Ended
                                              July 31,         July 31,       July 31,         July 31,
                                               1998             1998           1997             1997
                                           -----------       ---------      ----------       ---------
OPERATING REVENUE
   Casino .............................     12,953,011       4,955,845      13,785,817       5,913,089
   Hotel and gift shop ................      1,677,149         771,244       1,784,651         821,816
   Restaurant and bars ................      1,566,947         663,228       1,338,968         589,747
   Other ..............................        415,087         208,116          31,902          31,902
                                          ------------    ------------    ------------    ------------
      TOTAL OPERATING REVENUE .........     16,612,194       6,598,433      16,941,338       7,356,554
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Casino .............................      6,035,558       2,034,051       6,237,799       2,438,581
   Hotel and gift shop ................        801,270         271,863       1,024,888         365,612
   Restaurant and bars ................      2,070,939         780,556       2,075,647         907,339
   Marketing/General and administrative      6,311,067       3,009,537       5,340,735       1,982,162
   Depreciation and amortization ......      1,613,478         516,704       2,071,787         781,252
                                          ------------    ------------    ------------    ------------
      TOTAL OPERATING EXPENSE .........     16,832,312       6,612,711      16,750,856       6,474,946
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS .........       (220,118)        (14,278)        190,482         881,608
                                          ------------    ------------    ------------    ------------

NONOPERATING INCOME (EXPENSE)
   Interest expense ...................      4,324,465       2,068,203       3,867,576       1,250,913
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES .....     (4,544,583)     (2,082,481)     (3,677,094)       (369,305)
                                          ------------    ------------    ------------    ------------

INCOME TAXES ..........................           --              --              --              --
                                          ------------    ------------    ------------    ------------

NET LOSS ..............................   $ (4,544,583)   $ (2,082,481)   $ (3,677,094)   $   (369,305)
                                          ============    ============    ============    ============

NET LOSS PER SHARE ....................   $    (0.1175)   $    (0.0539)   $    (0.1003)   $    (0.0101)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
       OF SHARES OUTSTANDING ..........     38,666,000      38,666,000      36,668,000      36,668,000
                                          ------------    ------------    ------------    ------------




                     [THIS SECTION INTENTIONALLY LEFT BLANK]


The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                             Nine Months Ended Nine Months Ended
                                                                   July 31,       July 31,
                                                                    1998           1997
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ...................................................   $ (4,544,583)   $ (3,677,094)
Noncash items
      Depreciation and amortization ........................      1,613,478       2,071,787
      Amortization of debt issue costs .....................        593,675         369,500
(Increase) decrease in:
      Inventory ............................................         51,560          59,248
      Other current assets .................................        121,100         324,417
      Other assets .........................................       (419,023)       (578,097)
(Decrease) increase in:
      Accrued expenses .....................................        603,305        (537,381)
      Interest payable, related party ......................        714,966         340,014
                                                               ------------    ------------
            Net cash provided (used) by operating activities     (1,265,522)     (1,627,606)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment ...................     (3,917,387)     (1,609,038)
                                                               ------------    ------------
            Net cash provided (used) by investing activities     (3,917,387)     (1,609,038)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (Repayments) from (to) officers ...................        (62,745)        383,691
Borrowings, long-term debt and capital leases ..............     16,792,873       3,432,714
Repayments, long-term debt and capital leases ..............    (11,667,028)       (397,596)
Repayments, long-term debt, related party ..................       (145,701)           --
                                                               ------------    ------------
            Net cash provided (used) by financing activities      4,917,399       3,418,809
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................       (265,510)        182,165
                                                               ------------    ------------
CASH AND EQUIVALENTS, BEGINNING ............................      1,962,486       2,828,994
                                                               ------------    ------------

CASH AND EQUIVALENTS, ENDING ...............................   $  1,696,976    $  3,011,159
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

Note B:       Long Term Debt

During the nine months ended July 31, 1998, the Company made total repayments of $11,812,729, with $11,667,028 on long-term debt and capital leases and $145,701 on long-term debt, related party.

During the third quarter, the Company received an eighteen-month extension of the maturity dates on promissory notes held by two lenders totaling $6.35 million. The maturity date of the set of notes held by the first lender, with an aggregate face amount of $2.35 million, were made coterminous and extended to a new maturity date of May 28, 2000; and the maturity date of the note held by a second lender, with the face amount of $4.0 million, was extended from July 29, 1999 to October 29, 2000.

During the third quarter, the Company secured a $15 million Revolving Credit Facility with Foothill Capital Corporation, a subsidiary of Norwest Bank, which bears interest at the rate of Prime + 2% and expires on July 31, 2003. At July 31, 1998, the Company had net borrowings under this Revolving Credit Facility of $13.38 million, principally to refinance high-interest mortgages and provide general working capital. The Revolving Credit Facility is secured by first trust deeds on real property of the Double Eagle. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility.

Note C:       Convertible Debenture, Related Party

On August 18, 1994, the Company purchased real property, currently being held for future development, from a related party in exchange for a convertible debenture in the amount of $4,500,000. The convertible debenture bears interest at 7.05% per annum, with the principal balance and any accrued interest due August 20, 1999 and is collateralized by deeds of trust on the related property. During the nine months ended July 31, 1998, $91,460 of accrued interest was applied against a related party liability, reducing the balance (including interest added to principal) to $5,425,528.

Note D:       Advances to/from Officers

During the nine months ended July 31, 1998, the Company advanced to officers a total of $458,990. The officers repaid a total of $658,990 to the Company leaving balance of $None remaining as a receivable to the Company at July 31, 1998.

Note E:       Income Taxes

The Company has an estimated deferred tax benefit of $1.79 million for the nine months ended July 31, 1998 which has been offset in full by a valuation allowance due to the availability of a net operating loss carryforward at July 31, 1998.


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

During the nine months ended July 31, 1998, the Company reported net operating revenues of $16.61 million, a decrease of $329,000 or -1.9% from the $16.94 million reported during the same period in 1997. The decrease in revenue is primarily attributed to management's decision to increase slot machine payout percentages (reduce hold percentages) at the Double Eagle in order to increase slot play. As a result, the Company realized a 15.3% increase in handle (coin-in) while capturing more than its fair market share of slot win. The Company reported a net loss of $(4.54) million, or $(0.12) per share, for the nine months ended July 31, 1998 compared to a net loss of $(3.68) million, or $(0.10) per share, reported for the same period last year. EBITDA (earnings before interest taxes depreciation and amortization) totaled $1.39 million, down $(869,000) or -38.4% lower than the $2.26 million reported during the same period last year, impacted primarily by the reduced hold percentages.

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

Creeker's Casino

Creeker's Casino, resembling a Victorian-style historic structure of the late 1800's, is located at the corner of 3rd Street and Bennett Avenue in the center of town. Creeker's offers its customers a friendly, "down-to-earth" atmosphere in which to enjoy gaming activities. Within its 19,000-square foot casino, it offers 234 slot machines, two blackjack tables, two bars, a restaurant featuring buffet-style meals, and entertainment areas. Creeker's offers a "down-to-earth" atmosphere which appeals to many "day-trippers" who enjoy a cozier environment and the personal touch offered by its friendly employees.

Double Eagle Hotel & Casino

Through the Double Eagle Hotel & Casino, the Company established the first major hotel and casino serving the greater Colorado Springs area with a growing population base, approaching one million. Unlike existing gaming facilities in the Cripple Creek area, which offer limited or no overnight accommodations, inconvenient parking and few non-gaming amenities, the Double Eagle features 158 hotel rooms and suites, four parking lots with a total of 650 spaces, free valet parking and shuttle transportation, and a 45,000-square foot casino offering 659 slot machines and five blackjack tables. The facility also includes a 100-seat restaurant, Lombard's Bar & Grill, two bars and a gift shop. Located on the southwest corner of Bennett Avenue and 5th Street, where Route 67 and Bennett Avenue intersect, the Double Eagle provides superior access and visibility to motorists entering and exiting the City of Cripple Creek. With the largest number of rooms and elegant suites in Cripple Creek, free valet parking under a covered car port, and an exciting and lively atmosphere, the Double Eagle attracts customers who enjoy spending multiple days of gaming within a facility which offers the hospitality and convenience of first-class accommodations.

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

As part of an aggressive marketing plan to attract gaming patrons and to capture market share, the management of the Company increased the payout percentages on all gaming devices at the Double Eagle. Although the Company experienced a -11.7% reduction in casino slot win during the third quarter ended July 31, 1998, the handle at the Double Eagle increased by 15.3% during the same three months. As a result, in the month of July, the Double Eagle was successful in capturing more than its fair market share of casino revenues. Management expects to implement a similar strategy at Creeker's Casino.

Management continues to reinforce its commitment to a high growth strategy by improving its overall image and effectiveness through new and innovative marketing programs. During the third quarter, ZLR & Associates, the Company's marketing and advertising agency, introduced a new image and logo for the Double Eagle. A comprehensive advertising and marketing plan was assembled, and currently being implemented, to include high exposure advertising and direct mail programs. Player development through database management is also being employed to increase return visits by rated players.

Emphasis on Slot Play. Responding to the increased popularity of slot machines over the past several years and recognizing that most revenues are generated by slot machines in a limited stakes market, the Company has focused its gaming mix toward slot, keno, and video poker machines. To maximize capacity utilization, management chose to reduce the number of slot machines at the Double Eagle, improving the casino floor layout while increasing payout percentages. During the third quarter, management increased payout percentages of all gaming devices at the Double Eagle by an average of 3%, increasing the number of jackpots won by players. As a result, the Company realized an increase in handle while capturing 15% market share of slot win. Over time and in conjunction with aggressive marketing programs, management expects to capture a larger share of the Cripple Creek market as play increases at the Double Eagle. The Company continues to monitor payout percentages of its slot machines to ensure that they remain competitive.

Increased slot play is also encouraged through the use of the slot club. The slot club and the use of a computerized player tracking system, which monitors the wagering of its members, provides the Company with information which assists management in planning and directing its marketing efforts to its customers. As members of the slot club, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the slot club based on their point totals with various cash and gift prizes.

Customer Service. Management is placing greater emphasis on customer service through extensive employee training and education programs. These programs are designed to ensure customers are provided a friendly, safe, and service-driven environment in which gaming becomes a fun and exciting activity. During the third quarter, the Company retained Alliance, Inc., a professional consulting firm to provide and implement "quality control" and customer service training programs.

Management and Key Personnel. The Company continues to make significant investments in key management and personnel through benefits packages and bonus programs. Employee benefits, which include medical, dental and vision plans, in addition to on-the-job training and advancement opportunities are offered to attract and retain qualified individuals.

Future Plans. Management believes that an integral component of attracting patrons in Cripple Creek is adequate, nearby parking. The Company is proceeding with its plans to construct a multi-level parking garage, which is expected to accommodate more than 400 automobiles, directly adjacent to the Double Eagle. During the quarter, the Company retained an architect to commence design of the structure, which includes provisions for a convention facility, kitchen and health spa on the mezzanine level. This building will be connected, via sky-bridge, directly to the main level of the Double Eagle Hotel & Casino, providing patrons quick and convenient access from the parking garage to the property. Construction is expected to begin during the first quarter in Fiscal 1999 with completion slated for early Summer `99.

COMPANY REVENUE

The Company reported net operating revenues for the nine months ended July 31, 1998 of $16.61 million, a decrease of $329,000 or -1.9% from the $16.94 million reported during the same period in 1997. Casino revenues decreased by nearly $833,000, down -6.0% from the $13.79 million recorded for the same nine-month period last year to $12.95 million in Fiscal 1998. Revenues from the hotel and gift shop also decreased -6.0% to $1.68 million from the $1.78 million reported for the nine months ended July 31, 1997. However, restaurant and bar revenues improved by 17.0%, up almost $228,000 to $1.57 million from $1.34 during the nine months of Fiscal 1998.

During the nine months, the Company reported over $415,000 in other revenues primarily resulting from parking operations and the amusement arcade.

Acquisitions

There were no acquisitions of any significance during this quarter.

Sale of Stock

There was no sale of stock during this quarter.

Results of Operations


Quarter Ended July 31, 1998 Compared to Quarter Ended July 31, 1997

The Company reported net operating revenues for the quarter ended July 31, 1998 of $6.60 million, a decrease of $758,000, or -10.3% from the $7.36 million recorded in 1997. Generating approximately 75% of the total revenues for the quarter, the Company's casino operations produced revenues of $4.96 million, down sharply by over $957,000 from the $5.91 million reported during the same period last year. Total operating expenses were $6.61 million for the quarter ended July 31, 1998, increasing by $138,000 from $6.47 million reported for the same three months in 1997. Total operating expenses as a percentage of total revenues increased to 100.2% from 88.0% recorded in the same period of Fiscal 1997.

Casino. Casino revenues decreased by more than $957,000, down -16.2% from $5.91 million reported for the third quarter in 1997 to nearly $4.96 million for the same period in 1998. The reduction in casino revenues was primarily a result of management's decision to increase pay-out percentages on all gaming devices at the Double Eagle. The immediate reduction in revenues is expected to be offset by the increase in handle, improving revenues over the longer term. Costs and expenses of casino operations were $2.03 million for the three months ended July 31, 1998, a decrease of nearly $405,000 or -16.6% from $2.44 million for the same period in Fiscal 1997.

During the third quarter, the Company completed the purchase of gaming devices from IGT for the Double Eagle, which were previously under an operating lease. A reduction in payroll expense also contributed to the net decrease in costs and expenses. Casino costs and expenses as a percentage of casino revenues remained relatively flat at 41.0% in 1998 compared to 41.2% during the same period in 1997.

Hotel and Gift Shop. Revenues from the hotel and gift shop amounted to over $771,000 for the third quarter of 1998, down -6.2% from the $822,000 reported during the same period last year. The decrease in revenue was primarily due to management's decision to reduce room rates in order to increase mid-week occupancy levels. During the three months ended July 31, 1998, hotel and gift shop revenues accounted for 11.7% of total consolidated revenues. Costs and expenses of hotel and gift shop operations were $272,000 for the quarter, a decrease of nearly $94,000 or -25.6% from $366,000 reported in 1997. Hotel and gift shop costs and expenses as a percentage of hotel and gift shop revenues decreased to 35.2% from 44.5% during the same period in 1997.

Restaurant  and Bar.  Restaurant  and bar  revenues  improved by 12.5%,  up over
$73,000 to $663,000 for the quarter ended July 31, 1998. The increase in revenues was primarily attributed to improved sales of items on revised restaurant and bar menus. Costs and expenses of restaurant and bars were $781,000 for the three months in 1998, down -14% compared to the $907,000 recorded for the same quarter in 1997. Restaurant and bar costs and expenses as a percentage of restaurant and bar revenues decreased to 117.7% from 153.9% during the same period in 1997.

Marketing/General and Administrative. Marketing and general and administrative expenses were $3.01 million for the three months ended July 31, 1998, up sharply by $1.03 million, or 51.8% from $1.98 million reported for the same period in 1997. During the quarter, and in conjunction with management's decision to increase pay-out percentages on all Double Eagle gaming devices, the Company increased its marketing and advertising expenditures, including retainer payments and related expenses made to ZLR & Associates. General and administrative expenses increased as a result of a one-time charge of $135,639 to bad debt expense and an increase in payroll and compensation costs. In addition, salaries and wages of the parking/valet department employees were included in general and administrative during Fiscal 1998. Marketing and general and administrative expenses as a percentage of total revenues increased to 45.6% for the third quarter in 1998 from 26.9% for the same quarter in 1997.

Depreciation and Amortization. Depreciation and amortization was $517,000 for the three months ended July 31, 1998, a decrease of nearly $265,000 or -33.9% from $781,000 for the same period in 1997. During the nine months ended July 31, 1998, the depreciation and amortization expense was lower compared to the same period in Fiscal 1997 because the lease for gaming equipment from IGT was recorded as an operating lease (off-balance sheet financing) compared to a capital lease in Fiscal 1998.

Income (Loss) from Operations. As a result of factors discussed above, a loss from operations of $(14,278) was reported for the quarter ended July 31, 1998, an decrease of over $(895,000) from an income of $882,000 reported during the same period in 1997. As a percentage of total revenues, loss from operations decreased to -0.2% during the three months in Fiscal 1998 from a gain of 12.0% during the same period in 1997.

Interest Expense. Interest expense was $2.07 million for the quarter ended July 31, 1998, an increase of over $817,000 or 65.3% from $1.25 million recorded for the same period in 1997. The net increase in interest expense is primarily due to a one-time expense of $608,826 to fully amortize debt issue costs in connection with a loan payoff, and an additional note incurred in connection with the purchase of the IGT gaming devices.

Net Loss. The net loss for the Company was $(2.08) million for the three months ended July 31, 1998, an increase of more than $(1.71) million from a loss of $(369,000) reported for the same quarter in 1997.

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

The Company reported net operating revenues for the nine months of Fiscal 1998 of $16.61 million, a decrease of almost $329,000, or -1.9% from the $16.94 million recorded in 1997. Generating approximately 78% of the total revenues, the Company's casino operations produced revenues of nearly $13.0 million, down nearly $833,000 from the $13.8 million reported during the same period last year. Total operating expenses were $16.83 million for the nine months ended July 31, 1998, remaining relatively flat compared to $16.75 million reported for the same nine months in 1997. Total operating expenses as a percentage of total revenues increased slightly to 101.3% from 98.9% recorded in the same period of Fiscal 1997.

Casino. Casino revenues decreased nearly $833,000, down -6.0% from $13.79 million during the nine months in 1997 to nearly $13.0 million for the same period in 1998. This reduction was primarily a result of management's decision in the third quarter to increase pay-out percentages on all gaming devices at the Double Eagle. The reduction in revenues is expected to be offset by the increase in handle, which is anticipated to increase revenues over the longer term. Costs and expenses of casino operations were $6.04 million for the nine months ended July 31, 1998, a decrease of $202,000 or -3.2% from $6.24 million for the same period in Fiscal 1997. During the third quarter, the Company completed the purchase of gaming devices from IGT for the Double Eagle, which were previously under an operating lease. A reduction in payroll expense also contributed to the net decrease in costs and expenses. Casino costs and expenses as a percentage of casino revenues increased to 46.6% in 1998 from 45.3% during the same period in 1997.

Hotel and Gift Shop. Revenues from the hotel and gift shop amounted to over $1.68 million for the nine months of 1998, down -6.0% from the $1.78 million reported during the same period last year. The decrease in revenue was primarily due to management's decision to reduce room rates in order to increase mid-week and off-season occupancy levels. Hotel and gift shop revenues accounted for 10.0% of total consolidated revenues. Costs and expenses of hotel and gift shop operations were over $801,000 for the nine months of 1998, a decrease of nearly
$224,000 or -21.8% from $1.02 million reported in 1997. Hotel and gift shop costs and expenses as a percentage of hotel and gift shop revenues decreased to 47.8% from 57.4% during the same period in 1997.

Restaurant and Bar. Restaurant and bar revenues improved by 17.0%, up nearly $228,000 to $1.57 million for the nine months ended July 31, 1998. The increase in revenues was primarily attributed to improved sales of items on revised restaurant and bar menus introduced during the third quarter. Costs and expenses of restaurant and bars were $2.07 million for the nine months in 1998, down slightly compared to the $2.075 million recorded in 1997. Restaurant and bar costs and expenses as a percentage of restaurant and bar revenues decreased to 132.2% from 155.0% during the same period in 1997.

Marketing/General and Administrative. Marketing and general and administrative expenses were $6.31 million for the nine months ended July 31, 1998, up $970,000, or 18.2% from $5.34 million reported for the same period in 1997. During the third quarter, and in conjunction with an aggressive marketing campaign, the Company increased its marketing and advertising expenditures, including retainer payments and related expenses made to ZLR & Associates. General and administrative expenses increased as a result of a $135,639 one-time write-down of for bad debt expense and an increase in payroll and compensation costs. Salaries and wages of the parking/valet department employees were included in general and administrative during Fiscal 1998. Marketing and general and administrative expenses as a percentage of total revenues increased to 38.0% for the nine months in 1998 from 31.5% for the same period in 1997.

Depreciation and Amortization. Depreciation and amortization was $1.61 million for the nine months ended July 31, 1998, a decrease of over $458,000 or -22.1% from $2.07 million for the same period in 1997. During the nine months ended July 31, 1998, the depreciation and amortization expense was lower compared to the same period in Fiscal 1997 because the lease for gaming equipment from IGT was recorded as an operating lease (off-balance sheet financing) compared to a capital lease in Fiscal 1998.


Income (Loss) from Operations. As a result of factors discussed above, a loss from operations of $(220,000) was reported for the nine months ended July 31, 1998, an decrease of nearly $(411,000) from an income of $190,000 reported during the same period in 1997. As a percentage of total revenues, loss from operations decreased to -1.3% during the nine months in Fiscal 1998 from a gain of 1.1% during the same period in 1997.

Interest Expense. Interest expense was $4.32 million for the nine months ended July 31, 1998, an increase of nearly $457,000 or 11.8% from $3.87 million recorded for the same period in 1997. The net increase in interest expense is primarily due to a one-time expense of $608,826, during the third quarter, to fully amortize debt issue costs in connection with a loan payoff, and an additional note incurred in connection with the purchase of the IGT gaming devices.

Net Loss. The net loss for the Company was $(4.54) million for the nine months ended July 31, 1998, an increase of more than $(867,000) or 23.6% from a loss of $(3.68) million reported in the nine months of 1997.


Liquidity and Capital Resources

The Company's principal sources of liquidity and capital resources to date have been cash flow from operations, borrowings under various credit arrangements, and equity capital from private placements.

At July 31, 1998, the Company had cash and cash equivalents totaling $1.69 million and additional liquidity under a $15 million Revolving Credit Facility ("Bank Revolver") with Foothill Capital Corporation, Inc., a subsidiary of Norwest Bank. Net cash used by operating activities for the nine months of Fiscal 1998 was $(1.27) million compared to $(1.63) million during the nine months in Fiscal 1997. Net cash used by investing activities for the nine months ended July 31, 1998 included property and equipment additions of $3.92 million, of which $3.23 million was used for the purchase of gaming devices from International Game Technology (IGT). The Company had net borrowings under its Bank Revolver with Foothill Capital of $13.38 million, principally to refinance $10.20 million in high-interest mortgages and provide general working capital. Net cash provided by financing activities amounted to $4.92 million in the nine months of 1998 compared to $3.42 million for the same period in 1997.

During the third quarter, the Company secured a $15 million Bank Revolver, expiring on July 31, 2003, which bears interest at the rate of Prime + 2%. The Bank Revolver is secured by first trust deeds on real property of the Double Eagle. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility.

The Company has demonstrated its ability to raise debt and equity capital, as needed, in the past and may seek to raise additional equity capital in the future in order to finance expansion projects. The Company is proceeding with its plans to seek permanent debt financing in order to refinance high-interest debt and to undertake a capital expenditure program to include the construction of a parking garage, with a convention center and health spa, and to provide additional food outlets at its Double Eagle property. It is expected that substantially all of the assets of the two Cripple Creek properties would be pledged as security for repayment of the debt. It is likely that the terms of the debt would place certain restrictions on the Company's ability to pay dividends and incur additional debt, and would require the Company to maintain certain financial ratios. There can be no assurance that the financing can be obtained on terms acceptable to the Company.

Other than the proposed capital expenditure projects, all of which are dependent on additional financing, most of the Company's near-term growth opportunities are to a large degree discretionary and are not expected to require significant investment or commitment of the Company's financial resources.

At July 31, 1998, management believes that the Company has sufficient financial resources, from expected operating cash flows together with borrowing capacity under its credit facility, to meet its foreseeable obligations.

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

Operating results for the nine months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the Fiscal year ending October 31, 1998. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1997.


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

Item 4.         Submission of Matters to Vote of Security Holders - None.

Item 5.         Other Information - None.

Item 6.         Exhibits and Reports - None.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of September, 1998.


                                     COLORADO CASINO RESORTS, INC.

September 14, 1998          By:         /s/ Rudy S. Saenz
                                     --------------------------
                                     Rudy S. Saenz
                                     President and Chief Executive Officer,
                                     Director (Principal Executive Officer)



September 14, 1998                      /s/ Farid E. Tannous
                                     ---------------------------
                                     Farid E. Tannous
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial Officer)