Form 10KSB/A
period 1996-10-31
COLORADO CASINO RESORTS INC
filed 1999-04-21
CIK 726569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-KSB/A
--------------------------------------------------------------------------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended October 31, 1996

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
  Proxy Statement from Annual Meeting of Shareholders dated September 19, 1996


================================================================================

                                     PART II


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

Management has made several restatements and reclassifications to the Company's 1996 fiscal year financial statements. A detailed description of the restatements is discussed in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" on page F-14 hereof.

Results of Operations

During the fiscal year ended October 31, 1996, the Company formed a wholly owned subsidiary, Double Eagle Resorts, Inc., to conduct business as the Double Eagle Hotel & Casino in Cripple Creek, Colorado. Effective August 1, 1996, the Company transferred assets and liabilities, related to the Double Eagle, in the net amount of $15,315,296 to the subsidiary in a tax-free exchange. On July 27, 1996 the Company opened the hotel and Lombard's Restaurant (at the Double Eagle) for business and, upon receiving its gaming license from the Colorado State Division of Gaming, opened the casino and bars on August 29, 1996. The Company's results of operations for 1996 include a full year of Creeker's and two months of activities for the Double Eagle.

The Company reported net operating revenues for fiscal 1996 of $10,615,318, an increase of $6,408,383, or 152% from the $4,206,935 recorded in 1995. Of the increase, $3,947,536, or 62% of the total increase, was attributable to two months of operations of the Double Eagle Hotel & Casino. Although, income from operations, before pre-opening expenses, amounted to $1,155,390, representing a 1,139% increase over the $93,200 reported in 1995, the Company reported a net loss of ($4,651,368) or ($0.1445) per share compared to a net loss of ($462,059) or ($0.0150) per share in fiscal year 1995. Contributing to the loss was a one-time charge for pre-opening expenses of $2,298,763, an increase in interest expenses of $2,426,678 (both associated with building and opening the Double Eagle), and an imputed non-cash dividend of $700,000 related to the beneficial conversion features of the Series One Preferred Stock. The increase in interest expense included a one-time charge of $900,000 related to the beneficial conversion features of the convertible debentures [See Note B to the Consolidated Financial Statements].

Casino. Fiscal 1996 casino revenues increased $5,678,424, up 142% from fiscal 1995 casino revenues of $4,006,694 to $9,685,118. The two months of operations of the Double Eagle casino provided $3,228,098 of the increase. Casino costs and expenses increased 42% with the opening of the Double Eagle from $2,085,345 to $2,957,923 in fiscal 1996. While the Double Eagle accounted for 57% of the casino revenue growth, it accounted for most of the $872,578 increase in casino expenses. Creeker's casino revenues grew by over 61%, while casino expenses remained relatively flat with a 2% increase from fiscal 1995 to fiscal 1996. Management attributes this improvement to aggressive marketing and successful promotions, as well as, the selection and addition of new gaming devices with bill validators. As of October 31, 1996, Creeker's had 234 gaming devices and two blackjack tables while the Double Eagle had 746 gaming devices and five blackjack tables.

Hotel and Gift Shop. Revenues from the hotel and gift shop amounted to $507,825, representing approximately 5% of total operating revenues in fiscal 1996. The 158-room hotel was open for three months while the gift shop was open for one month during the fiscal year. Hotel and gift shop expenses of $398,263 constituted 78% of the revenues, due primarily to salaries and other start-up expenses.

Restaurant and Bar. Restaurant and bar revenues improved by 92%, up $174,502 to $363,200 in fiscal 1996, net of promotional allowances of $385,432 and $214,518 in fiscal 1996 and 1995, respectively. Just over $130,000 of the increase was provided by three months of operations of the new Lombard's Restaurant, located in the Double Eagle. Lombard's is a 100-seat, up-scale restaurant serving made-to-order meals from its American-Continental menu. Food and beverage costs and expenses rose by 116%, up $650,773 to $1,210,615, with restaurant and bar operations at the Double Eagle accounting for 63% of the increase.

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

Pre-Opening Expenses. As a result of opening the Double Eagle Hotel & Casino in fiscal 1996, the Company recognized $2,298,763 in pre-opening expenses. These charges had been incurred in connection with the development and opening of that property. Approximately $1,500,000, or 65% of the total pre-opening expenses, is due to the establishment of initial progressive jackpot liability reserves, while the balance is composed of the pre-opening payroll, gaming taxes, marketing costs and supplies.

Depreciation. Depreciation expense increased 221%, up $776,506 to $1,127,895 for fiscal 1996, with 74% of the increase, approximately $575,000, primarily due to capital spending associated with the Double Eagle. The remaining increase of approximately $202,000 is attributable to the addition of new gaming devices at Creeker's.

Interest Expense. Interest expense increased $2,426,678, or 437%, from $555,259 reported in fiscal 1995 to $2,981,937 in fiscal 1996. Approximately $1,526,678 of increase was attributable to additional debt secured to finance the Double Eagle as well as equipment financing, and $900,000 related to the beneficial conversion features of the convertible debentures.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources to date have been cash flow from operations, borrowings under various credit arrangements, and equity capital from private placements.

At October 31, 1996 the Company had cash and cash equivalents totaling $2,828,994 and $1,000,000 available under a revolving line of credit. Cash flow from operations for fiscal 1996 was $2,495,032, while cash flow from financing activities totaled $19,817,736. Net cash used in the purchase and construction of land, building and capitalized expenditures for property and equipment of $21,058,919 was funded by the infusion of $18,395,000 in debt and $4,275,000 in equity capital during fiscal 1996.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of April, 1999.

                                        COLORADO CASINO RESORTS, INC.

                                    By: /s/ Rudy S. Saenz
                                        ---------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director (Principal Executive Officer)

                                        /s/ Farid E. Tannous
                                        ---------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 22, 1999                          /s/ Rudy S. Saenz
                                        ---------------------------
                                        Rudy S. Saenz
                                        President and Chief Executive Officer,
                                        Director

April 22, 1999                          /s/ Gilbert M. Sisneros
                                        ----------------------------
                                        Gilbert M. Sisneros
                                        Vice President, Director

April 22, 1999                          /s/ Michael S. Smith
                                        ----------------------------
                                        Michael S. Smith
                                        Secretary and General Counsel,
                                        Director

April 22, 1999                          /s/ Farid E. Tannous
                                        -----------------------------
                                        Farid E. Tannous
                                        Treasurer and Chief Financial Officer

                          COLORADO CASINO RESORTS, INC.

                                TABLE OF CONTENTS


                                                                    Page
                                                              -----------------


Independent Auditors' Report                                        F-1

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-4

Consolidated Statements of Changes in Stockholders' Equity          F-5

Consolidated Statements of Cash Flows                               F-7

Notes to Consolidated Financial Statements                          F-10

                          COLORADO CASINO RESORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   OCTOBER 31,

                   The accompanying notes are an integral part of these consolidated financial statements








                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


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

As discussed in Note B to the financial statements, the October 31, 1996 consolidated financial statements have been restated to correct errors relating to the accounting for convertible securities issued by the Company, the accounting for interest on related-party debt, and the accounting for a capital lease agreement of the Company.


Richey, May & Co., P.C. (formerly Williams, Richey & Co., P.C.)
Englewood, Colorado
December 19, 1996 (Except for Notes A, B, G and K as to which the date is January 25, 1999)

                          COLORADO CASINO RESORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   OCTOBER 31,




                         ASSETS                    (As Restated)
                         ------                         1996            1995
                                                   ------------    ------------
CURRENT ASSETS
      Cash and temporary investments ...........   $  2,828,994    $  1,375,145
      Certificate of deposit, restricted .......           --           450,000
      Inventory ................................        251,662          49,885
      Advances to officers .....................        379,617         114,617
      Other current assets .....................        553,992          87,885
                                                   ------------    ------------
         TOTAL CURRENT ASSETS ..................      4,014,265       2,077,532
                                                   ------------    ------------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT ........      4,504,970       4,504,970
                                                   ------------    ------------

LAND, BUILDING AND EQUIPMENT
      Land .....................................      7,071,644       7,071,644
      Building .................................     23,085,250       1,625,154
      Furniture and equipment ..................     12,061,514       2,244,529
      Construction in process ..................           --         3,301,432
      Accumulated depreciation .................     (1,570,629)       (533,606)
                                                   ------------    ------------
           TOTAL LAND, BUILDING AND EQUIPMENT ..     40,647,779      13,709,153
                                                   ------------    ------------

OTHER ASSETS
      Deposits, land and building option .......         25,000          25,000
      Debt issue costs .........................        224,195            --
      Other ....................................         64,288           8,176
                                                   ------------    ------------
           TOTAL OTHER ASSETS ..................        313,483          33,176
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 49,480,497    $ 20,324,831
                                                   ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS
                                   OCTOBER 31,

                                  (As Restated)
                      LIABILITIES AND STOCKHOLDERS' EQUITY                        1996            1995
                      ------------------------------------
                                                                            ------------    ------------
CURRENT LIABILITIES
      Accounts payable ..................................................   $    649,895    $     52,975
      Progressive jackpot liabilities ...................................      1,995,388         263,788
      Accrued other expenses ............................................        675,063         199,373
      Interest payable ..................................................        557,098          62,325
      Interest payable, related parties .................................        832,945            --
      Note payable ......................................................           --           500,000
      Current portion, long-term debt,
         related party ..................................................      7,676,209          64,681
      Current portion, long-term debt ...................................      6,015,931         279,794
      Current portion, capital lease obligations ........................      1,636,904            --
                                                                            ------------    ------------
           TOTAL CURRENT LIABILITIES ....................................     20,039,433       1,422,936

LONG-TERM DEBT, RELATED PARTY ...........................................        412,125         665,603
LONG-TERM DEBT ..........................................................      8,238,993       4,318,684
CONVERTIBLE DEBENTURE, RELATED PARTY ....................................      4,500,000       4,500,000
INTEREST PAYABLE, CONVERTIBLE DEBENTURE, RELATED PARTY ..................        699,739         376,297
CONVERTIBLE DEBENTURES ..................................................      2,500,000            --
CAPITAL LEASE OBLIGATIONS ...............................................      4,912,834            --
                                                                            ------------    ------------
         TOTAL LIABILITIES ..............................................     41,303,124      11,283,520
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
         Preferredconvertible stock, Series One, $10 par value, 5,000,000 shares authorized, 250,000 and 650,000
                  issued and outstanding, respectively ..................      2,500,000       6,500,000
         Common stock, $.001 par value, 100,000,000 shares
                  authorized, 34,537,711 and 30,845,000 issued and
                  outstanding, respectively .............................         34,537          30,845
                  Paid-in capital .......................................     12,067,270       4,283,532
         Accumulated deficit ............................................     (6,424,434)     (1,773,066)
                                                                            ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY ...................................      8,177,373       9,041,311
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 49,480,497    $ 20,324,831
                                                                            ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (As Restated)                     Ten-Months
                                               Year Ended       Year Ended        Ended
                                               October 31,      October 31,     October 31,
                                                   1996            1995            1994
                                              ------------    ------------    ------------
REVENUE
         Casino ...........................   $  9,685,118    $  4,006,694    $  1,485,985
         Hotel and gift shop ..............        507,825            --              --
         Restaurant and bar ...............        363,200         188,698         172,544
         Miscellaneous ....................         59,175          11,543            --
                                              ------------    ------------    ------------
                  Total revenue ...........     10,615,318       4,206,935       1,658,529
                                              ------------    ------------    ------------

EXPENSES
         Casino ...........................      2,957,923       2,085,345       1,129,819
         Hotel and gift shop ..............        398,263            --              --
         Restaurant and bar ...............      1,210,615         559,842         182,599
         General and administrative .......      3,765,232       1,117,159         266,824
         Preopening costs .................      2,298,763            --              --
         Depreciation .....................      1,127,895         351,389         108,506
                                              ------------    ------------    ------------
                  Total expenses ..........     11,758,691       4,113,735       1,687,748
                                              ------------    ------------    ------------

Income (Loss) From Operations .............     (1,143,373)         93,200         (29,219)
                                              ------------    ------------    ------------

NONOPERATING
         INCOME (EXPENSES)
         Interest income ..................        173,942            --              --
         Interest expense .................     (1,321,431)       (147,717)       (216,023)
         Interest expense, related parties      (1,660,506)       (407,542)       (133,207)
                                              ------------    ------------    ------------
                  Total nonoperating income
                           (expense) ......     (2,807,995)       (555,259)       (349,230)
                                              ------------    ------------    ------------

Net Loss ..................................     (3,951,368)       (462,059)       (378,449)
Preferred Stock Dividend ..................       (700,000)           --              --
                                              ============    ============    ============
Net Loss Applicable to Common Stock .......   $ (4,651,368)   $   (462,059)   $   (378,449)
                                              ============    ============    ============

Net Loss Per Common Share .................   $    (0.1445)   $    (0.0150)   $    (0.0135)
                                              ============    ============    ============

Weighted Average Common Shares
         Outstanding ......................     32,170,990      30,747,582      27,960,986
                                              ============    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               YEARS ENDED OCTOBER 31, 1996 (As Restated) AND 1995
                        TEN MONTHS ENDED OCTOBER 31, 1994

                                                Preferred Stock        Common Stock
                                                ---------------------------------------       Paid-in      Accumulated
                                                Shares  Amount    Shares         Amount       Capital        Deficit        Total
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993 ......................   --  $--    25,000,000      $ 25,000   $ 1,976,953    $  (762,160)   $ 1,239,793
Paid-In Capital, Debt Converted to Equity .......   --   --          --            --         582,424           --          582,424
Issuance of Common Stock in Exchange for
 Common Stock in Lyric Development Co. ..........   --   --     1,000,000         1,000        (1,000)          --             --
Common Stock Issued for Cash at $0.50 Per
 Share ..........................................   --   --       500,000           500       249,500           --          250,000
Common Stock Issued for Services at $0.75
 Per Share ......................................   --   --       100,000           100        74,900           --           75,000
Common Stock Issued for Cash at $0.25 Per
 Share ..........................................   --   --     2,400,000         2,400       597,600           --          600,000
Common Stock Issued for Cash at $2.50 Per
 Share ..........................................   --   --        40,000            40        99,960           --          100,000
Common Stock Issued for Cash at $.25 Per
 Share ..........................................   --   --     1,600,000         1,600       398,400           --          400,000
Net Loss ........................................   --   --          --            --            --         (378,449)      (378,449)
                                                    --   --   -----------   -----------   -----------    -----------    -----------
BALANCE, OCTOBER 31, 1994 .......................   --   --    30,640,000        30,640     3,978,737     (1,140,609)     2,868,768



                   The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
               YEARS ENDED OCTOBER 31, 1996 (As Restated) AND 1995
                        TEN MONTHS ENDED OCTOBER 31, 1994

                                                   Preferred Stock               Common Stock
                                            -------------------------------------------------------     Paid-in      Accumulated
                                                Shares        Amount         Shares        Amount       Capital        Deficit
                                            ------------   -----------    -----------   -----------   -----------   ------------

Common Stock Options Exercised at $1 Per
 Share ..................................          --             --            5,000             5         4,995          --
Common Stock Issued at $1.50 Per Share ..          --             --          200,000           200       299,800          --
Preferred Stock Issued at $10 Per  Share        650,000      6,500,000           --            --            --            --
Distribution to Former S-Corporation
 Stockholders ...........................          --             --             --            --            --        (170,398)
Net Loss ................................          --             --             --            --            --        (462,059)
                                            -----------    -----------    -----------   -----------   -----------   -----------
BALANCE, OCTOBER 31, 1995 ...............       650,000      6,500,000     30,845,000        30,845     4,283,532    (1,773,066)
Common Stock Issued at $2.03 Per Share ..          --             --          614,770           614     1,124,386          --
Convertible Preferred Stock, Series
 Two, Issued at $10 Per Share ...........       350,000      3,150,000           --            --         700,000      (700,000)
Conversion of Series Two, Preferred Stock
 into Common Stock ......................      (350,000)    (3,150,000)     2,056,308         2,057     3,147,943          --
Intrinsic Value of Beneficial Conversion
 Feature of Convertible Debentures ......          --             --             --            --         900,000          --
Conversion of Convertible Debentures into
 Common Stock ...........................          --             --        1,021,633         1,021     1,911,409          --
Conversion of Series One, Preferred Stock
 into Debt ..............................      (400,000)    (4,000,000)          --            --            --            --
Net Loss ................................          --             --             --            --            --      (3,951,368)
                                            ===========    ===========    ===========   ===========   ===========   ===========
BALANCE, OCTOBER 31, 1996 ...............       250,000    $ 2,500,000     34,537,711   $    34,537   $12,067,270   $(6,424,434)
                                            ===========    ===========    ===========   ===========   ===========   ===========

                                                Total
                                            -----------
Common Stock Options Exercised at $1 Per
 Share ..................................         5,000
Common Stock Issued at $1.50 Per Share ..       300,000
Preferred Stock Issued at $10 Per  Share      6,500,000
Distribution to Former S-Corporation
 Stockholders ...........................      (170,398)
Net Loss ................................      (462,059)
                                            -----------
BALANCE, OCTOBER 31, 1995 ...............     9,041,311
Common Stock Issued at $2.03 Per Share ..     1,125,000
Convertible Preferred Stock, Series
 Two, Issued at $10 Per Share ...........     3,150,000
Conversion of Series Two, Preferred Stock
 into Common Stock ......................          --
Intrinsic Value of Beneficial Conversion
 Feature of Convertible Debentures ......       900,000
Conversion of Convertible Debentures into
 Common Stock ...........................     1,912,430
Conversion of Series One, Preferred Stock
 into Debt ..............................    (4,000,000)
Net Loss ................................    (3,951,368)
                                            ===========
BALANCE, OCTOBER 31, 1996 ...............   $ 8,177,373
                                            ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                (As Restated)                    Ten Months
                                                 Year Ended        Year Ended       Ended
                                                 October 31,       October 31,    October 31,
                                                    1996             1995           1994
                                               ------------    ------------    -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss ...............................   $ (3,951,368)   $   (462,059)   $   (378,449)
    Non-cash items-
        Depreciation and amortization ......      1,127,895         351,389         108,506
        Amortization of debt issue costs ...      1,500,939            --              --
        (Gain) loss on sale of fixed assets         (14,467)         13,136            --
        Common stock for services ..........           --              --            75,000
        Interest converted to debt or equity        326,492         415,816          45,852
    (Increase) decrease in:
        Inventory ..........................       (201,777)        (20,204)        (29,681)
        Other current assets ...............       (466,107)        (38,904)         (2,012)
         Other assets ......................         41,497            --              --
    (Decrease) increase in:
        Accounts payable ...................        596,920          27,025          21,391
        Interest payable, related parties ..        832,945            --              --
        Accrued other expenses .............      2,702,063         226,367         159,181
                                               ------------    ------------    ------------
           Net cash provided (used) by
                  operating activities .....      2,495,032         512,566            (212)
                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Purchase/construction of land,
         building, and equipment ...........    (21,058,919)     (4,088,492)       (311,469)
    Proceeds from sale of fixed assets .....         30,000          29,100            --
    Certificate of deposit, restricted .....        450,000        (450,000)           --
    Deposits, purchase options .............           --           (50,000)        (50,000)
    Advances to officers ...................       (280,000)        (94,617)        (20,000)
                                               ------------    ------------    ------------
           Net cash used by investing
                  activities ...............    (20,858,919)     (4,654,009)       (381,469)
                                               ------------    ------------    ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                           (As Restated)                     Ten Months
                                            Year Ended      Year Ended          Ended
                                            October 31,     October 31,      October 31,
                                               1996            1995             1994
                                          ------------    ------------    -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Advances from officers ............         15,000            --           435,000
    Repayments, advances from officers            --          (120,000)       (480,633)
    Borrowings, note payable ..........           --           500,000            --
    Repayments, note payable ..........       (500,000)        (93,000)           --
    Borrowings, long-term debt ........     10,040,000            --           405,000
    Borrowings, long-term debt, related
         party ........................      8,355,000            --              --
    Repayments, long-term debt ........       (342,130)     (2,046,957)       (644,997)
    Repayments, long-term debt, related
         party ........................     (1,000,000)           --           (66,574)
    Distributions, prior S-Corp
         stockholders .................           --          (170,398)           --
    Debt and stock issue costs ........     (1,025,134)           --              --
    Issuance of common stock ..........      1,125,000         305,000       1,350,000
    Issuance of preferred stock .......      3,150,000       6,500,000            --
                                          ------------    ------------    ------------
        Net cash provided by financing
         activities ...................     19,817,736       4,874,645         997,796
                                          ------------    ------------    ------------

INCREASE  IN CASH AND
  CASH EQUIVALENTS ....................      1,453,849         733,202         616,115

CASH AND CASH EQUIVALENTS,
  BEGINNING ...........................      1,375,145         641,943          25,828
                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  ENDING ..............................   $  2,828,994    $  1,375,145    $    641,943
                                          ============    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                          COLORADO CASINO RESORTS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            (As Restated)               Ten Months
                                             Year Ended    Year Ended     Ended
                                             October 31,   October 31,  October 31,
                                                1996         1995          1994
                                             ----------   ----------   ----------
NONCASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued for debt .........   $1,912,430         $--    $  657,424
                                             ==========   ==========   ==========

    Common stock issued for property
         and services ....................         $--          $--    $   75,000
                                             ==========   ==========   ==========

    Preferred stock converted to
         common stock ....................   $3,150,000         $--          $--
                                             ==========   ==========   ==========

    Preferred stock converted to debt ....   $4,000,000         $--          $--
                                             ==========   ==========   ==========

    Land, building and equipment
     financed through debt ...............   $7,023,135   $4,262,717   $4,856,651
                                             ==========   ==========   ==========

    Debt, refinanced .....................         $--    $1,180,919         $--
                                             ==========   ==========   ==========


                   The accompanying notes are an integral part of these consolidated financial statements

A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Organization and Operations
        ---------------------------
        Colorado Casino Resorts, Inc. (the Company or CCRI), (formerly Airline of the Virgin Islands, Inc.) was originally incorporated under the laws of the Virgin Islands on March 25, 1982, and was reincorporated in the state of Texas on March 15, 1993. On January 14, 1994, the Company completed a merger with Lyric Development Company, Inc., (Lyric) whereby the Company (which had no assets or liabilities and 1,000,000 shares of common stock issued and outstanding prior to the reorganization) issued an additional 5,000,000 shares of common stock to the stockholders of Lyric in exchange for 100% of the outstanding common stock of Lyric. The transaction has been accounted for as a recapitalization of Lyric with Lyric's accumulated deficit and operations being carried forward. During the year ended October 31, 1995, Lyric and its subsidiaries were liquidated into CCRI.

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

        Business Combination
        --------------------
        Effective March 15, 1995, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding stock of Creeker's in a merger accounted for as a pooling of interests. Financial statements for periods prior to the combination have been restated to reflect the pooling of interests. Concurrent with the merger, Creeker's became a subsidiary of the Company and conformed its fiscal year to that of the Company. Creeker's briefly operated a casino at another location from late 1991 through mid-1993. The current casino began operations in April, 1994. Included in consolidated results of operations for the year ended October 31, 1995, are the following results of the previously separate companies for the period November 1, 1994 to April 30, 1995:

                                             CCRI               Creeker's         Intercompany          Consolidated
                                 -----------------------------------------------------------------------------------
       Revenue                   $          32,391      $       1,596,108    $      (19,641)      $        1,608,858
                                 ===================================================================================

       Net Income (Loss)         $       (558,831)      $          161,756   $            --      $        (397,075)
                                 ==================================================================================

        The following is a reconciliation of revenue and earnings previously reported by the Company for the ten months ended October 31, 1994 with the combined amounts currently presented in the financial statements for that period:

                                              CCRI                Creeker's         Intercompany       Consolidated
                                    -------------------------------------------------------------------------------
       Revenue                      $         9,500     $         1,649,029       $       --       $      1,658,529
                                    ===============================================================================

       Net income (loss)            $      (555,947)    $           177,498       $       --       $      (378,449)
                                    ==============================================================================

        Principles of Consolidation
        ---------------------------

        The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Creeker's Inc. and Double Eagle Resorts, Inc. All intercompany balances and transactions have been eliminated.

        ------------------------------------------------------

        Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certificate of Deposit, Restricted
        ----------------------------------
        The certificate of deposit was restricted under a letter of credit agreement with the City of Cripple Creek to ensure completion of the hotel/casino construction. The certificate of deposit was released from restriction upon completion of construction.

        Inventory
        ---------
        Inventory consists of food, beverages, and gift shop items and is recorded at the lower of cost (first-in, first-out method) or market.

        Real Estate Held For Future Development
        ---------------------------------------
        In August 1994, the Company acquired the Myers Avenue property from a real estate partnership (a related party effective with the acquisition of Creeker's). The property consists of 40,705 square feet of land located 80 yards west of the Creeker's casino parking lot and has a carrying value of $4,504,970 at October 31, 1996 and 1995. The property was appraised May 26, 1995, for $6,500,000 and is being held for future development.

        Land, Building and Equipment
        ----------------------------
        Real estate held for future development is recorded at the lower of cost or fair value.

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

        Furniture and equipment are being depreciated over their estimated useful lives using accelerated methods. Building and improvements are being depreciated over their estimated useful lives on a straight-line basis. Building includes $1,301,049 of capitalized interest of which $1,241,199 and $59,850 was incurred for the years ended October 31, 1996 and 1995, respectively. Land, building and equipment used in operations consist of the following:

        ------------------------------------------------------

                                         (As Restated)
                                          October 31,   October 31,   Estimated
                                             1996          1995      Useful Life
                                         -----------   -----------   ----------
Land .................................   $ 7,071,644   $ 7,071,644
Buildings and improvements ...........    23,085,250     1,752,059   39 Years
Gaming equipment .....................     6,123,908     1,571,765   4-7 Years
Surveillance equipment ...............       587,550        99,199   5 Years
Coin handling equipment ..............       388,033        91,858   7 Years
Transportation equipment .............        96,292          --     5 Years
Signs ................................       748,523          --     7 Years
Kitchen, bar and
  restaurant equipment ...............       300,627        45,189   7 Years
Hotel furnishings ....................     2,663,614          --     7 Years
Office, computer, audio equipment ....     1,152,967       309,613   5-7 Years
Construction in process ..............          --       3,301,432
                                          -----------   -----------
Total land, building and equipment ...    42,218,408    14,242,759
Less accumulated depreciation ........     1,570,629       533,606
                                         -----------   -----------
                                         $40,647,779   $13,709,153
                                         ===========   ===========

        Debt Issue Costs
        ----------------
        Debt issue costs are being amortized over the life of the related loans using the effective interest method. Debt issue costs of $825,134 less accumulated amortization of $600,939 are included in other assets at October 31, 1996.

        Stockholders' Equity
        --------------------
        Effective September 30, 1994, the stockholders of Creeker's contributed as additional paid-in capital, debt and related interest payable owed to them by Creeker's in the amount of $582,424.

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

        ------------------------------------------------------

        The Series One convertible preferred stockholders are entitled to a cumulative annual dividend equal to six percent of the par value of the preferred stock. Upon either an automatic or optional conversion of the preferred stock (as described below) all cumulative dividends are forfeited. Cumulative preferred dividends in arrears at October 31, 1996 and 1995, would be $179,270 and $99,270, respectively.

        During the year ended October 31, 1996, the Company issued 350,000 shares of Series Two, $10 Par Value, Convertible Preferred Stock, for $3,150,000 (net of issuance costs). The Series Two, Preferred Stock was converted into 2,056,308 shares of common stock at 80% of the market price (average closing bid for the five days prior to conversion) during the year ended October 31, 1996.

        Revenues
        --------
        Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

        Promotional Allowances
        ----------------------
        Bar and restaurant revenue does not include the retail amount of food and beverage provided gratuitously to customers, which amounted to $385,432 and $214,518 for the years ended October 31, 1996 and 1995, respectively.

        Preopening Costs
        ----------------
        Preopening costs consist of those direct incremental costs incurred prior to commencement of hotel/casino operations and are expensed as incurred.

        Income Taxes
        ------------
        The Company and its subsidiaries file consolidated income tax returns. Creeker's revoked its S-Corporation status effective January 1, 1995, filed a short period return for the period January 1, 1995 to March 31, 1995 and filed a consolidated return with the Company effective for the period ended October 31, 1995.

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

        Net Loss Per Share
        ------------------
        Net loss per share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded since they are antidilutive. Cumulative Series One, Preferred Stock dividends in arrears have been excluded from the net loss calculation since they are forfeitable upon automatic or optional conversion to common stock.

        Statement of Cash Flows
        -----------------------
        For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. Total interest paid amounted to $972,058, $232,583, and $162,912, for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994, respectively.

        The Company and its subsidiaries maintain cash balances at several financial institutions located in Colorado. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1996, the Company's uninsured cash balances total $1,531,834.

        ----------------------------------------------------

        Recently Issued Accounting Standards
        ------------------------------------
        The Company anticipates adopting the disclosure requirements, but not the optional recognition requirements of recently issued FAS 123 Accounting for Stock-Based Compensation (effective for fiscal years beginning after December 15, 1995) in fiscal 1997. Stock-based compensation expense will continue to be recognized in accordance with APB 25 Accounting for Stock Issued to Employees. Pro forma disclosures of net income and earnings per share as though the recognition requirements of the Standard had been adopted will be required beginning in fiscal 1997.

        Reclassifications
        -----------------
        Certain reclassifications have been made to prior years' balances to conform to the current financial statement presentation.

B.      RESTATEMENT FOR CORRECTION OF ERRORS
        ------------------------------------

       The financial statements for the year ended October 31, 1996 have been restated to reflect the recording of adjustments for corrections of errors as follows:

       During the year ended October 31, 1996, the Company issued $4,500,000 in convertible debentures and $3,500,000 in convertible preferred stock. The debentures and preferred stock were convertible at 80% of the market price of the common stock ("a beneficial conversion feature"). In accordance with EITF D-60, the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the difference between the discounted conversion price and the market price of the Company's common stock at the date of issuance to paid-in capital. For debt securities, the discount resulting from the allocation of proceeds to the beneficial conversion feature increases the effective interest rate of the debt security and should be reflected as interest expense. For preferred stock, the discount should be reflected as a dividend to the preferred stockholders.

       The October 31, 1996 financial statements have been restated to account for the beneficial conversion feature in accordance with EITF Topic D-60. The amount of the beneficial conversion features, related to the convertible debentures and convertible preferred stock issued during the year ended October 31, 1996, has been calculated to be $900,000 and $700,000, respectively. Accordingly, $900,000 has been allocated as additional paid-in capital and as a charge to interest expense and $700,000 has been allocated as additional paid-in capital and an imputed non-cash dividend for the year ended October 31, 1996.

       Effective August 1, 1996, the Company entered into an agreement to lease 694 gaming devices. The Company classified the lease as a capital lease and recorded an asset and corresponding liability of $4,892,735 for the present value of the future minimum lease payments (including the lease purchase option). Since the purchase option was not a "bargain purchase option", the present value of the purchase option should not have been capitalized as part of the capital lease asset and corresponding liability. Accordingly, the October 31, 1996 financial statements have been restated to reduce the capital lease asset and corresponding liability by $771,203. Additionally, interest expense and accrued other expenses have been decreased by $20,865 and depreciation expense and accumulated depreciation increased by $50,527 for the year ended October 31, 1996.

       -----------------------------------------------

       The Company has determined that the interest expense and interest payable on the related-party debt in Note E had been calculated incorrectly for the fiscal year ended October 31, 1996. Accordingly, the interest expense and interest payable has been decreased by $309,510 for the fiscal year ended October 31, 1996.

       The above corrections increased the net loss from $3,330,761 to $3,951,368, the net loss applicable to common shareholders from $3,330,761 to $4,651,368 and the net loss per common share from $0.1035 to $0.1445 for the year ended October 31, 1996.

C.      ADVANCES TO OFFICERS
        --------------------

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

D.      NOTES PAYABLE
        -------------

        Note payable consisted of an unsecured note payable, corporation, dated October, 1995 with interest payable at 20% per annum, due on demand, repaid November, 1995.

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

E.      LONG-TERM DEBT, RELATED PARTIES
        -------------------------------

        Long-term debt, related parties consists of the following at October 31:

                                                                                          1996                1995
                                                                                  ----------------     ----------------
       Notes payable,  stockholder,  dated November,  1995-March,  1996, extended
       April 12, 1996, interest at 14.10% per annum, due January 15, 1997 or upon
       permanent financing, collateralized by Creeker's, Inc. common stock          $    2,087,500                  $--

       Notes payable,  stockholder,  dated  November,  1995-March,  1996 extended
       April 12, 1996, interest at 20.10% per annum, due January 15, 1997 or upon permanent financing, collateralized by Creeker's,
       Inc. common stock                                                                 5,267,500                   --

       Note payable, related real estate partnership, unsecured, dated September,
       1992, payable in monthly installments of $17,777 including interest at 16%
       per annum, with a final payment due
       November 1, 1997                                                                    733,334              730,284
                                                                                ------------------     ----------------
                                                                                         8,088,334              730,284
       Less current portion                                                              7,676,209               64,681
                                                                                ------------------     ----------------
                                                                                    $      412,125             $665,603
                                                                                ==================     ================

        Total related party interest expense under all debt arrangements (including the convertible debenture) amounted to $1,660,506, $407,542, and $133,207 for the years ended October 31, 1996 and 1995 and the ten months ended October 31, 1994, respectively.

F.    LONG-TERM DEBT
      --------------

      Long-term debt consists of the following at October 31:

                                                                                     1996                1995
                                                                                 -----------        -------------
      Mortgage payable,  individual,  dated October, 1992 modified August, 1995, payable in monthly  installments of $3,400,  including  interest at 8% per annum, with a final principal payment due November,  1999,  collateralized by deed of trust
                                                                                    $285,070             $298,022

      Mortgage payable,  individual,  dated September,  1995, payable in monthly installments of $7,875,  including  interest at 9% per annum,  due August,
      2000, collateralized by deed of trust
                                                                                   1,050,000            1,050,000

      Mortgage payable  individual,  dated October,  1995,  currently payable in monthly  installments  of  $14,764  including  interest  at 8% per  annum, interest rate  adjustable to prime plus 2% on March,  1999,  and every 3.5 years  thereafter,  not  to  exceed  12% or be  less  than  4%,  remaining principal due November, 2025, collateralized by deed of trust
                                                                                   2,055,484            2,066,704

      Note payable,  corporation,  dated April, 1996,  extended  December,  1996 payable in minimum monthly  installments of $46,166,  interest  payable at
      12% per annum,  remaining balance due April, 1997,  collateralized by deed of trusts and personal property
                                                                                   5,540,000                   --

      Note payable, corporation, redemption of preferred stock, unsecured, dated
      July, 1996, interest payable at 18% per annum, principal and
      interest due July, 1998                                                      4,000,000                   --

      Note  payable,  corporation,  dated  October,  1995,  payable  in  monthly installments of $31,092 including  interest at 11% per annum, with a final payment due October, 1998, collateralized by gaming equipment
                                                                                     949,576            1,180,919

      Notes payable,  various  corporations,  dated March , 1995 to July,  1996, payable in aggregate monthly installments of $18,550 including interest at
      10.50% to 12% per annum, due January 1997 to July, 1999, collateralized by various equipment
                                                                                     374,794                2,833
                                                                                ------------        -------------
                                                                                  14,254,924            4,598,478
      Less current portion                                                         6,015,931              279,794
                                                                                ------------        -------------
                                                                                  $8,238,993           $4,318,684
                                                                                ============        =============

        --------------------------

        Future maturities of long-term debt are as follows at October 31, 1996:

             Years Ended October 31,             Unrelated            Related Party              Total
                                             ------------------     ------------------     ------------------
                          1997                      $6,015,931             $7,676,209            $13,692,140
                          1998                       4,832,276                412,125              5,244,401
                          1999                         119,968                     --                119,968
                          2000                       1,291,068                     --              1,291,068
                          2001                          18,176                     --                 18,176
                       Thereafter                    1,977,505                     --              1,977,505
                                             ------------------     ------------------     ------------------
                                                   $14,254,924             $8,088,334            $22,343,258
                                             ==================     ==================     ==================

G. CAPITAL LEASE OBLIGATIONS
   --------------------------

         Capital lease obligations consist of the following at October 31, 1996:
                                                                                                 (As Restated)
                                                                                                      1996
                                                                                                -----------------


     Gaming  equipment  lease  payable  in  monthly   installments  of  $136,894
     including interest imputed at 12% per annum. The lease expires in November,
     1999 and is  collateralized by gaming equipment with an approximate cost of
     $4,121,532 and a book value of $3,892,558.                                                       $4,121,532

     Equipment  lease  payable in  monthly  installments  of  $23,404  including interest imputed at 14.39% per annum. The lease expires in August, 2001 and is  collateralized  by various  equipment,  furniture  and fixtures with an
     approximate cost of $1,121,659 and a book value of $1,038,014.                                    1,076,443

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

     Equipment  lease  payable  in  monthly  installments  of  $7,369  including interest imputed at 8.87% per annum. The lease expires August,  1999 and is collateralized  by computer  equipment with an approximate cost of $231,127
     and a book value of $209,795.                                                                       220,837

     Equipment leases payable in aggregate monthly installments totaling $4,909 including  interest  imputed at 12% per annum.  The leases  expire July to
     September,  2001 and are  collateralized  by telephone and audio equipment with an approximate cost of $215,660 and a book value of $204,877.
                                                                                                         213,906

     Equipment  lease  payable  in  monthly  installments  of $1,273  including interest  imputed at 13.85% per annum. The lease expires June, 1999 and is collateralized  by radio equipment with an approximate cost of $37,200 and a book value of $32,506.
                                                                                                          33,709



G. CAPITAL LEASE OBLIGATIONS (continued)
   --------------------------------------

                                                                                                 (As  Restated)
                                                                                                      1996
                                                                                                ----------------
     Vehicle lease payable in monthly  installments of $2,755 including interest imputed  at  8.16%  per  annum.  The  lease  expires  October,  1999 and is collateralized  by vehicles with an approximate  cost of $96,292 and a book
     value of $91,477.                                                                                    96,292

     Equipment leases payable in aggregate monthly installments  totaling $1,568 including  interest  imputed  at 12% per annum.  The  leases  expire May to
     October,  1999  and  are  collateralized  by  computer  equipment  with  an
     approximate cost of $48,003 and a book value of $45,603.                                             42,879

                                                                                                -----------------
      Total lease obligations                                                                          6,549,738
      Less current portion                                                                             1,636,904
                                                                                                =================
                                                                                                      $4,912,834
                                                                                                =================

        Future minimum lease payments under the leases are as follows at October 31, 1996:

                             Years Ended October 31,                                Amount
                             -----------------------                                ------
                                           1997                                       $2,471,500
                                           1998                                        2,471,500
                                           1999                                        2,140,666
                                           2000                                          362,200
                                           2001                                          301,830
                                                                              -------------------
                                          Total future lease payments                  7,747,696
                                          Less amount representing interest            1,197,958
                                                                              ===================
                                                                                      $6,549,738
                                                                              ===================

H.      CONVERTIBLE DEBENTURE, RELATED PARTY
        ------------------------------------

        On August 18, 1994, the Company purchased real property, currently being held for future development, from a related party in exchange for a convertible debenture in the principal amount of $4,500,000. The convertible debenture bears interest at 7.05% per annum, with the principle balance and any accrued interest due August 20, 1999 and is collateralized by deeds of trust on the related property. The debenture is convertible into 9,000,000 shares of Company common stock. The conversion cannot be exercised prior to November 1, 1997. The balance of accrued interest payable amounted to $699,739 and $376,297 at October 31, 1996 and 1995, respectively.

I.    CONVERTIBLE DEBENTURES
      ----------------------

      Convertible debentures consist of the following at October 31, 1996:

      10%  Convertible  Debenture,  dated January,  1996,  interest  payable  quarterly in arrears,  convertible  in  $10,000  increments  at 80% of the  market  price  of the
      Company's  common  stock  for the  three  business  days  prior  to the  date of the holder's  election  to  convert,  any  remaining  principal  balance  on  the  first
      anniversary date will automatically convert into common stock in the same manner                   $1,000,000

      10%  Convertible  Debenture,  dated  March,  1996,  interest  payable  quarterly  in arrears,  convertible in $50,000  increments at the lesser of $4.50 per share or 80%
      of the market price of the Company's  common stock for the three business days prior to the date of the holder's election to convert,  any remaining principal balance on the second  anniversary  date will  automatically  convert  into common stock in the
      same manner                                                                                         1,500,000
                                                                                                --------------------
                                                                                                         $2,500,000
                                                                                                ====================

J.      STOCK OPTIONS
        -------------

        The following schedule details activity related to options and warrants to officers and employees of the Company for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994:

                                                                                                Weighted Avg.
                                                                          Shares                Exercise Price
                                                                      ----------------     -------------------------
      Options Outstanding, December 31, 1993 and
               October 31, 1994                                               400,000               $1.00
               Exercised                                                       (5,000)              $1.00
               Forfeited                                                     (155,000)              $1.00
                                                                      ----------------
      Options Outstanding, October 31, 1995                                   240,000               $1.00
               Granted                                                        817,500               $2.00
                                                                      ================
      Options Outstanding, October 31, 1996                                 1,057,500               $1.77
                                                                      ================

        -------------------------

        The following options and warrants are outstanding at October 31, 1996:

                              Weighted Avg.
          Number of              Exercise                                     Expiration
            Shares                Price                Total                     Date
                             -----------------    -----------------    --------------------------
      -------------------
           Options
      -------------------
                 170,500          $2.00                    341,000           August, 2000
                 165,500          $2.00                    331,000           August, 2001
                 240,000          $1.00                    240,000           August, 2002
                 165,500          $2.00                    331,000           August, 2002
                 165,500          $2.00                    331,000           August, 2003
                 150,500          $2.00                    301,000           August, 2004
      ===================    =================    =================
               1,057,500          $1.77                 $1,875,000
      ===================    =================    =================

           Warrants
      -------------------
                  30,000          $3.00                    $90,000             May, 1998
                  30,000          $3.00                     90,000           January, 2001
      ===================    =================    =================
                  60,000          $3.00                   $180,000
      ===================    =================    =================

         Total options and warrants exercisable at October 31, 1996 amounted to 20,000 shares for $3.00 per share.

K.      INCOME TAXES

        The tax effect of significant temporary differences and carrybacks which gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                                                (As Restated)
                                                                                 October 31,           October 31,
                                                                                     1996                  1995
                                                                               -----------------     -----------------
      Deferred Tax Assets-
              Net operating loss carryforwards                                 $1,107,000            $380,000
              Cash basis tax assets                                            809,000               183,000
              Capitalized construction carrying costs                          127,000               50,000
                                                                               -----------------     -----------------
                                                                               2,043,000             613,000
      Valuation Allowance                                                      (2,043,000)           (613,000)
                                                                               =================     =================
      Net Deferred Tax Asset                                                   $NONE                 $NONE
                                                                               =================     =================

        The components of income tax expense are as follows:

                                                      (As Restated)                                Ten Months
                                                       Year Ended            Year Ended               Ended
                                                       October 31,           October 31,           October 31,
                                                          1996                  1995                  1994
                                                    ------------------     ----------------     ------------------
      Deferred Federal Tax (Benefit)                $(1,315,000)           $(233,100)           $(185,400)
      Deferred State Tax (Benefit)                  (115,000)              (25,900)             (20,600)
      Valuation Allowance                           1,430,000              259,000              206,000
                                                    ==================     ================     ==================
              Income Tax Expense                    $NONE                  $NONE                $NONE
                                                    ==================     ================     ==================

        ------------------------

        The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal and state income tax rates as a result of the following differences:

                                                      (As Restated)
                                                       Year Ended            Year Ended               Ended
                                                       October 31,           October 31,           October 31,
                                                          1996                  1995                  1994
                                                    ------------------     ----------------     ------------------
      Federal tax at statutory rates                $(1,315,000)           $(157,100)           $(128,700)
      State tax, net of federal benefit             (115,000)              (15,900)             (13,300)
      (Tax) passed through to former S-
              Corporation stockholders              --                     (86,000)             (64,000)
      Adjustment of the valuation
           allowance                                1,430,000              259,000              206,000
                                                    ------------------     ----------------     ------------------
      Income tax provision                          $NONE                  $NONE                $NONE
                                                    ==================     ================     ==================

        At October 31, 1996, the Company has estimated net operating loss carryforwards of approximately $2,954,000 available to offset taxable income through 2011.

L.      FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

        The  carrying  value  of  cash,   temporary   investments,   short  term
        receivables and payables and long-term debt approximates their fair value as of October 31, 1996 and 1995.

M.      CURRENT VULNERABILITY DUE TO CONCENTRATIONS
        -------------------------------------------

        The majority of the Company's revenues are from slot machines and the majority of the Company's customers are located in the Colorado Springs, Colorado area. The Company is dependent on continued Limited Stakes Gaming regulations, which allow gaming only in the mountain towns of Cripple Creek, Black Hawk and Central City, Colorado, to maintain its customer base.

N.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Leases
        ------
        Creeker's exercised its option under a lease to purchase its casino land and building on October 31, 1995, for $2,500,000. Total building rent expense prior to exercising the option amounted to $225,000, and $133,335 for the year ended October 31, 1995, and the ten months ended October 31, 1994.

        The Company leases office space under a non-cancelable lease agreement expiring July 1998. Total rent expense amounted to $17,285, $13,500, and $5,940 for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994. Future minimum lease payments are as follows:

        Year Ended October 31                     Amount
---------------------------------------       ----------------
                 1997                                 $28,308
                 1998                                  21,231
                                              ================
                                                      $49,539
                                              ================

        Land Option
        -----------
        Creeker's continues to have the option, under the building lease, to purchase the parking lot behind the building for $750,000. The Company may exercise the option at any time prior to the expiration of the agreement on April 1, 1997.