Form 10KSB
period 1998-10-31
COLORADO CASINO RESORTS INC
filed 1999-04-28
CIK 726569

------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                  FORM 10-KSB
                             --------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal year ended October 31, 1998

                        Commission File Number: 0-24846

                         COLORADO CASINO RESORTS, INC.
                         -----------------------------
            (Exact name of Registrant as specified in its Charter)

           Texas                                                84-1303693
           -----                                                ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                             304 South 8th Street
                                   Suite 201
                          Colorado Springs, CO  80905
                                (719) 635-7047
                                --------------
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                        Common Stock, $0.001 Par Value
                               (Title of Class)

------------------------------------------------------------------------------


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State the registrant's revenues for its most recent fiscal year: $23,225,232.

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 26, 1999 was approximately $7,778,233 based upon the average reported closing bid and asked price of such shares. As of April 26, 1999, there were 38,740,632 shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE: None.

------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I

      Item 1. Description of Business.................................    3

      Item 2. Description of Property.................................    13

      Item 3. Legal Proceedings.......................................    13

      Item 4. Submission of Matters to a Vote of Security Holders.....    14


PART II

      Item 5. Market for Registrant's Common Equity and Related
              Shareholder Matters.....................................    15

      Item 6. Management's Discussion and Analysis or Plan of Operation   16

      Item 7. Financial Statements....................................    24

      Item 8. Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure..................    24

PART III

      Item 9. Directors, Executive Officers, Promoters, and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act............................................    25

      Item 10.Executive Compensation..................................    28

      Item 11.Security Ownership of Certain Beneficial Owners and
              Management..............................................    29

      Item 12.Certain Relationships and Related Transactions..........    30

      Item 13.Exhibits and Reports on Form 8-K........................    31

                                    PART I

Item 1.    Description of Business

General

Colorado Casino Resorts, Inc. owns, develops and operates gaming properties. The Company currently owns and operates two casino properties in Cripple Creek, Colorado -- The Double Eagle Hotel & Casino ("The Double Eagle") and Creeker's Casino ("Creeker's Casino"). The Double Eagle is the largest casino/hotel in Cripple Creek. This five-story casino/hotel is prominently located at the main entrance to Cripple Creek and offers customers 158 guest rooms, a 45,000 square-foot casino with over 600 slot machines and five blackjack tables, two bars, an 85-seat restaurant, an entertainment stage, and a gift shop. The Company's second casino, Creeker's Casino, is a 19,000 square-foot casino located in the center of Cripple Creek's gaming district with approximately 200 slot machines, two bars, and a restaurant.

Corporate Background

The Company developed and opened The Double Eagle in 1996 and acquired and began operating Creeker's in 1995. Prior to the acquisition of Creeker's, the Company's operations were primarily devoted to acquiring land for future development, identifying potential acquisition candidates and obtaining required gaming and other licenses and financings. Management of the Company began efforts to develop casino operations in Cripple Creek a year after Colorado gaming was legalized in 1991. Through Lyric Development Company, Inc. and certain related predecessor companies ("Lyric"), management began acquiring land in Cripple Creek, one of three cities permitted to have limited stakes gaming in Colorado. In 1992 and 1993, Lyric acquired nine lots in Cripple Creek for a total $4.35 million, including the land where The Double Eagle now stands.

In January 1994, Lyric entered into a reverse merger transaction with Airline of the Virgin Islands, Inc. ("AVI"), a reporting company under the Securities Exchange Act of 1934 ("Exchange Act") with no assets or operations. AVI was originally incorporated under the laws of the Virgin Islands in 1982 and reincorporated in the State of Texas in March 1993. In the merger transaction, Lyric contributed its land holdings in exchange for approximately 77% of the then issued and outstanding voting stock of AVI, the surviving entity. Upon completion of the merger, the Company changed its corporate name from AVI to Colorado Casino Resorts, Inc.

In March 1995, the Company acquired Creeker's Casino in a merger transaction with Creeker's, Inc. which was accounted for as a pooling of interests, and the Company's common stock began trading on the NASDAQ SmallCap Market under the symbol "CCRI." In 1996, the Company developed and opened The Double Eagle, the largest casino/hotel in Cripple Creek and one of the largest casinos/hotels in the State of Colorado. In August 1996, the Company transferred the assets and liabilities of The Double Eagle to a wholly-owned subsidiary, Double Eagle Resorts, Inc., a Colorado corporation.

The Company's principal executive offices are currently located at 304 South 8th Street, Suite 201, Colorado Springs, Colorado 80905. In 1999, the Company plans to relocate its principal executive offices to One North Nevada Avenue, Suite 200, Colorado Springs, Colorado 80905. The telephone number is (719) 635-7047.

The Double Eagle

The Double Eagle is the largest casino/hotel in Cripple Creek. Located at the start of Bennett Avenue, The Double Eagle provides superior access and visibility to gaming patrons and tourists arriving in the city of Cripple Creek. The Company believes that The Double Eagle is the premier gaming facility in the Cripple Creek. Unlike most casinos in Cripple Creek, that are converted historic structures with little or no hotel accommodations and few non-gaming amenities, The Double Eagle is a modern casino/hotel, newly constructed in 1996. The five-story Double Eagle has 45,000 square-foot of gaming space featuring over 600 slot machines and five blackjack tables. The Double Eagle also offers 158 hotel rooms and suites, a total of 400 parking spaces with free valet parking and shuttle transportation, an 85-seat restaurant, Lombard's Bar & Grill, two bars, an entertainment stage, and a gift shop offering a variety of items bearing The Double Eagle name. The Double Eagle has been designed as a modern, state-of-the-art hotel and casino inspired by the grandeur of Las Vegas casinos. The exterior design of The Double Eagle is based on the historic structures which existed in the city of Cripple Creek at the turn of the century while the interior is fashioned on a "Roaring 20's" theme, including elegant winding staircases, a stained glass-like barrel ceiling, and colorful three-dimensional casino signs. It currently employs 276 people and is open seven days a week. The casino is open from 8:00 a.m. to 2:00 a.m., while the hotel is open 24 hours.

Creeker's Casino

Creeker's Casino is located at the corner of 3rd Street and Bennett Avenue in the center of Cripple Creek in a three-story building that has been designed to resemble a Victorian-style historic structure of the late 1800s. Within its 19,000 square-foot casino, Creeker's Casino offers 200 slot machines, two bars, a restaurant featuring buffet-style meals, and entertainment areas, including an arcade area for the children of gaming patrons. Creeker's currently employees 73 people and is open seven days a week from 8:00 a.m. to 2:00 a.m., as limited by Colorado gaming regulations.

Business and Marketing Strategy

The Company controls approximately 15% of the slot machines in the Cripple Creek market. Commencing in May 1998, the Company launched an aggressive campaign to increase its market share of the total amount wagered in Cripple Creek (commonly referred to as the "handle" in the gaming industry) and its market share of the total "win" in Cripple Creek (generally determined by subtracting from the handle the amount paid out to gaming patrons). This aggressive growth strategy commenced with the optimization of the casino floor, which included:

     o    Increasing payout percentages on all slot machines; and

     o Increasing utilization factors by reducing the number of machines to optimal levels; and

     o    Increasing the variety of game types.

The Company continues to monitor payout percentages of its slot machines to ensure that they remain competitive.

Furthermore, statistical analysis was also employed to monitor the handle of the Company's casinos, to profile game performance by denomination, to adjust mix, location, and number of machines, and to establish a customer database with the ultimate goal of maximizing "play." As a result, during the following six months The Double Eagle proceeded to gain market share, first exceeding its fair share in July - just three months after implementing the strategy. During the last six months of fiscal 1998, win market share approached fair share at 14.16% share of total revenues with 14.35% of the city's slot machines. This represents an improvement when compared to 14.27% share of total revenues with 15.72% of total slot machines reported during the same six-month period in fiscal year 1997. In fiscal 1999 the trend continues, however with a slight dip in December due to higher number of jackpots (low hold percentage).

Increased slot play is also encouraged through the use of "slot clubs." The "Gold Premier Club" at the Double Eagle and "Winner's Circle" at Creeker's slot clubs and the use of a computerized player tracking system, that monitors the wagering of its members, provides the Company with information which assists management in planning and directing its marketing efforts to its customers. As members of the Gold Premier Club, patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the casino to earn points. Using the tracking system to track wagering, management rewards members of the Gold Premier Club based on their point totals with various cash and gift prizes. During fiscal year 1998, Creeker's signed up nearly 8,000 members to the Gold Premier Club while The Double Eagle welcomed 20,000 new members to the club. Currently, Creeker's and The Double Eagle have a combined total of 95,000 members in their database.

The Company also seeks to increase its share of the Cripple Creek casino market through increased and better targeted marketing programs and promotional activities. The objective of the Company's marketing programs and promotional activities is to develop and expand a loyal customer base at its casinos. In order to promote this strategy and enhance its perceived image, The Double Eagle retained the marketing and advertising services of Zimmerman, Laurent, and Richardson & Associates ("ZLR") in mid-May, 1998. ZLR launched an aggressive marketing campaign, complete with the creation of a new image, new and innovative print advertising collateral, comprehensive direct-mail marketing programs, and creative radio and billboard advertising concepts. The objective was to maximize the exposure of the "new" Double Eagle, with emphasis on the new "looser" slot machines and the frequency and magnitude of jackpots paid. Furthermore, a new Director of Marketing was recently hired to continue the momentum started by ZLR.

The Company's marketing strategy has been to aggressively promote its two properties to customers in the identified market segments. Through the use of radio and print advertising, promotional coupons, and special events designed uniquely to address each market segment, management attracts players to its respective properties. Promotional allowances, such as complimentary rooms, food, beverage, and entertainment are used at both casinos to reward and retain its customers. Specifically, Creeker's promotes coupons for discounts on buffet meals, cash and prize give-aways while The Double Eagle offers discounted and complimentary hotel rooms, complimentary dinners at Lombard's Bar & Grill, and cash sweepstakes to attract respective customers.

Management of The Double Eagle continues to reinforce its growth strategy by improving its overall image and effectiveness through new and innovative marketing programs, a redesigned casino floor layout with higher payback percentages, and the introduction of a VIP lounge for qualified players. In addition to free weekday slot tournaments and special events, The Double Eagle hosts live entertainment and music acts at its piano bar and lounge. Responding to the needs of its customers, management recently changed the menu at Lombard's Bar & Grill. The new menu features a greater selection of popular items served a la carte and a buffet was added with service offered throughout the day.

The Cripple Creek Market

A small mountain town located approximately 45 miles southwest of Colorado Springs on the western boundary of Pikes Peak, Cripple Creek is a historic mining town originally founded in the late

1800s following a large gold strike. It is accessible via US Highway 24, a four-lane divided highway, which connects with the two-lane State Highway 67.

Primarily a tourist town, with its Victorian-style architecture, scenic vistas, few active gold mines, and many abandoned mines shafts and caves left by prospectors, Cripple Creek is presently one of three venues for gaming in the State of Colorado. The other two are Black Hawk and Central City. Cripple Creek operated approximately 28.7% of the gaming devices and generated 23.6% of the gaming revenues reported by these three cities during the calendar year ended December 31, 1998.

Cripple Creek is the second largest gaming jurisdiction with over $113 million in revenues in calendar year 1998. In 1997, gaming revenues amounted to nearly $108 million, growing by $5.27 million, or 5.12%, from the $103 million reported in 1996. This increase was fostered by a 7.48% increase in positions, from 4,249 in 1996 to 4,567 in 1997, while win per position decreased by 1.78%, from $66.33 in 1996 to $65.17 in 1997. In 1998, revenues increased by $5.27 million, or 4.88%, to over $113 million from $108 million. However, this increase came with a 11.25% reduction in positions, from 4,567 in 1997 to 4,053 in 1998, while win per position revenues increased by 22.0%, from $65.17 in 1997 to $79.51 in 1998.

The table below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market from calendar year 1995 through 1998:

                           GAMING REVENUE BY MARKET

------------------------------------------------------------------------------

($ in Thousands) 1995      1996   %Change   1997    %Change   1998  % Change
------------------------------------------------------------------------------

Cripple Creek  $ 94,029  $102,873   9.4%  $107,959   5.0%   $113,230   4.88%
Central City   $ 94,468  $ 88,870  (5.9)% $ 87,714   (1.3)% $ 93,980   7.14%
Black Hawk     $195,856  $219,911  12.3%  $235,768   7.2%   $272,008  15.37%
------------------------------------------------------------------------------


Gaming in Colorado is "limited stakes," which restricts any single bet to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 94% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation. The slot machines at Creeker's and The Double Eagle are all equipped with embedded bill validators which accept dollar bill denominations of up to $100.

Although there are currently 17 casinos in Cripple Creek, 11 are small, with an average of 128 gaming devices. As of December 31, 1998, the total number of gaming devices in Cripple Creek was 3,951. Many of the casinos are located in a single storefront and offer no amenities; five of the casinos have 100 slot machines or less. There are only nine casinos, including both Creeker's and The Double Eagle, that have more than 200 slot machines. These five casinos contain nearly 72.6% of the total positions in Cripple Creek. In addition, until the opening of The Double Eagle, there were only limited overnight accommodations available in Cripple Creek.

Based on these and other factors, the services and amenities offered by The Double Eagle represent management's belief that the casinos that will be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a "critical mass" and that can offer quality hotel accommodations.

The Company faces competition from other casinos in Cripple Creek. Although there can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to those initiated by the Company, or that large, established gaming operators will not enter the market, management believes that the timely opening of The Double Eagle has secured a competitive position for the Company in the Cripple Creek gaming market.

Competition

Intense competition characterizes the Cripple Creek and Black Hawk/Central City markets. A number of Colorado casinos have ceased operations and others have filed for protection under Chapter 11 of the Bankruptcy Code. Other casinos have closed temporarily or reduced their number of employees, and many casinos may not be operating profitably.

The Company competes with several established casino operators in Colorado, some of which have greater financial resources, experience, and expertise than the Company. Because of the intense nature of this competition, there can be no assurance that the Company's present operations will not be adversely affected, or that its proposed expansion activities will be undertaken or will prove to be economically successful.

Management of the Company believes The Double Eagle will successfully compete in its market primarily due to the fact that it was designed to be a hotel and casino from the ground up unlike most other operations that were converted to casinos from saloons and general stores. In addition, management of the casino has developed internal programs to ensure customers are provided a congenial, friendly, and service-driven environment in which gaming becomes an exciting, fun, energetic activity. Although, one new license was issued during the year for the addition of 100 new slot machines, the closure of the four casinos represents a reduction of 600 slot machines from the city-wide total. In management's opinion, these factors, coupled with unique marketing programs specifically directed at active customer participation, provides the basis on which The Double Eagle competes in its market area.

From time to time, casino companies have publicly expressed an interest in pursuing development or expansion in the Cripple Creek market. It appears that national, regional, state, and local competition for the casino gaming market in general will be extremely high during the foreseeable future, as casino gaming activities expand in traditional gaming states and in new jurisdictions, a number of which have adopted or are considering gaming legislation.

In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in southwestern Colorado. The Company expects competitors to enter such new jurisdictions that authorize gaming, some of whom may have greater financial and other resources than the Company. Such proliferation of gaming activities could significantly and adversely affect the Company's business. Although there are no current proposals to expand gaming into other areas in Colorado, if gaming is allowed in or near any metropolitan area, such as Colorado Springs, from which the Company draws customers, such expansion would have a material adverse effect on the Company's business.

Colorado law requires local voter approval for any expansion of limited gaming. State and local public initiatives regarding limited gaming in Colorado are being actively pursued. Several cities within Colorado have active citizens' lobbies, that in the past, were able to place limited gaming initiatives on the November 1994 and 1996 statewide ballot. These initiatives failed by substantial margins. The 1996 initiative to permit limited gaming in Trinidad, Colorado, located approximately 200 miles south of Cripple Creek on the New Mexico border, was placed on the November 1996 ballot but failed to receive the requisite voter approval. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting the

Company's current business activities. In addition, the Company's casinos in Colorado will compete with casinos in other parts of the United States as legalized gambling continues to proliferate.

In the future, the Company anticipates expanding its casino operations into jurisdictions that have legalized or are expected to legalize gaming in the future. There can be no assurance that the Company will be able to identify suitable casino projects in which to invest or will be able to complete any such projects as scheduled or planned. The Company's ability to complete and operate new casino projects will be dependent on a number of factors, including identification of suitable partners (if needed), the availability of financing, obtaining necessary financing, negotiation of acceptable terms, securing the required local, state, or foreign licenses, permits, and approvals, voter and other political approvals, and any other trends. As a result, there can be no assurance that the Company will be able to develop its current casino operations beyond the Colorado market. In addition, the Company may incur costs in connection with pursuing new gaming opportunities that it cannot recover, that may negatively affect the Company's reported operating performance for the periods the costs are expensed.

Employees

As of April 24, 1999, the Company employed 353 persons, of which 331 are employed on a full-time basis, including cashiers, dealers, housekeepers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. Of the total, 73 people work at Creeker's Casino and 276 people work at The Double Eagle Hotel & Casino. The balance work at the Company's corporate offices. A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities. None of the Company's employees are covered by a collective bargaining agreement and none are represented by labor unions.

Operational Controls

The Colorado Gaming Commission has established strict rules with regard to the supervision and control of all gaming activities in Colorado casinos, including security and cash control systems. The Company employs these controls and paperwork systems to insure internal integrity and compliance with the applicable regulations. The Company's casinos are also required to obtain an annual audit report from an independent certified public accounting firm, which in turn is required to make certain unannounced inspections. There are dozens of closed circuit cameras which have been installed in the Company's casinos with taping devices in place to record play at all times. These tapes and live action are regularly monitored by the Company and reviewed by the Colorado Gaming Commission to ensure the integrity of gaming activities at the Company's casinos.

Colorado Gaming Regulations

The State of Colorado created the Division of Gaming within the Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director of the Division of Gaming (the "Director"), under the supervision of the five-member Colorado Gaming Commission, has been granted broad power to ensure compliance with the gaming laws and regulations adopted thereunder (the "Colorado Regulations"). The Director may inspect, without notice, impound or remove any gaming device. The Director may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. The Director also may conduct detailed background investigations of persons who loan money to licensees.

The Colorado Gaming Commission is empowered to issue five types of gaming and gaming-related licenses. The failure or inability of the Company, or persons associated with the Company, to maintain necessary gaming licenses would have a material adverse effect on the operations of the Company. All persons employed by the Company, and involved, directly or indirectly, in the Company's gaming operations in Colorado also are required to obtain a Colorado gaming license. Casino licenses must be renewed annually, and key and support employee licenses must be renewed every two years.

As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting, or equitable interest, or the right to receive profits, in more than three retail gaming licensees in Colorado. The Colorado Gaming Commission has ruled that a person does not have an ownership interest in a licensee if: (i) such person has less than a 5% interest in an institutional investor which has an ownership interest in a publicly traded retail licensee (a "Licensee") or in a publicly traded company's affiliated with a Licensee; (ii) such person has a 5% or more ownership interest in an institutional investor which has less than a 5% ownership interest in a publicly traded Licensee or in a publicly traded company affiliated with a Licensee; (iii) such person is an institutional investor which has less than a 5% ownership interest in a publicly traded Licensee or in a publicly traded company affiliated with a Licensee; (iv) such person is an institutional investor which possesses voting securities of a publicly traded Licensee or in a company affiliated with a Licensee in a fiduciary capacity and not for its own account (unless such person exercises voting rights with respect to 5% or more of such publicly traded company's outstanding voting securities); (v) such person is a broker or dealer registered under the Exchange Act which possesses voting securities of a publicly traded Licensee or of a publicly traded company affiliated with a Licensee for the benefit of its customers and not for such person's own account and which does not exercise voting rights with respect to 5% or more of such publicly traded Licensee's voting securities; (vi) such person is a broker or dealer registered under the Exchange Act and has an ownership interest in voting securities of a publicly traded Licensee or of a publicly traded company affiliated with a Licensee as a market maker in such voting securities (unless such person exercises voting rights with respect to 5% or more of such outstanding voting securities); (vii) such person is an underwriter of voting securities of a publicly traded Licensee or of a publicly traded company affiliated with a Licensee and has an interest in such voting securities during the course of an underwriting (unless such person exercises voting rights with respect to 5% or more of such publicly traded company's outstanding voting securities); provided, however, that such underwriter may not possess such an interest in such voting securities longer than 90 days after the beginning of such underwriting; or (viii) such person possess voting securities of a publicly traded Licensee or of a publicly traded company affiliated with a Licensee in such person's capacity as a book-entry transfer facility (unless such person exercises voting rights with respect to 5% or more of such publicly traded company's outstanding voting securities). For purposes of the above discussion, a person is not be deemed to have an "ownership interest" in a Licensee if such person's sole ownership interest in such Licensee is through the ownership of less than 5% of the voting securities of (a) such Licensee, if such Licensee's securities are publicly traded, or (b) a publicly traded company affiliated with such Licensee. The Company's and its shareholders' business opportunities in Colorado are limited to such interests that comply with the Colorado Regulations and Colorado Gaming Commission's rules.

In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Gaming Commission has ruled that a person does not have a "substantial interest" in a manufacturer, distributor, operator, or retailer Licensee if it directly or indirectly owns less than 5% of the voting securities of a Licensee.

Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming Licensee or an applicant for a gaming license, including, but not limited to, the Company and shareholders of the Company, may be required to supply the Colorado Gaming Commission with substantial information, including, but not limited to, personal, criminal and financial background information, date of birth, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, fingerprints, and a photograph. Such information, investigation and licensing as an "associated person" automatically will be required of each person (other than certain institutional investors discussed below) who directly or indirectly own 10% or more of a legal, beneficial, or voting interest in the Company. Such persons must report his or her interest and file appropriate applications for a finding of suitability within 45 days after acquiring such interest. Each person directly or indirectly having a 5% or more interest in the Company must report his or her interest to the Colorado Gaming Commission within 10 days after acquiring such interest, may be required to provide additional information, and must be found suitable as required by the Division or the Colorado Gaming Commission. If certain institutional investors provide certain information to the Colorado Gaming Commission, such investors, at the Colorado Gaming Commission's discretion, may be permitted to own up to 14.99% of the Company before being required to be found suitable. All licensing and investigation fees must be paid to the Division by the person or entity in question.

The Colorado Gaming Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a Licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits, and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors, and shareholders of a licensed privately held corporation, (iii) all officers, directors, and shareholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation, (iv) all general partners and all limited partners of a licensed partnership, (v) all persons who have a relationship similar to that of an officer, director, or shareholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any Licensee connected with the establishment or operation of a limited stakes gaming operation, (vii) all persons having a contract, lease, or ongoing financial or business arrangement with any Licensee, where such contract, lease, or arrangement relates to limited stakes gaming operations, equipment, devices, or premises, (viii) all persons who may influence the operation of a Licensee in any material manner, and (ix) all persons who may have access to gaming proceeds or the accounting or reporting therefor.

In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a Licensee, upon the request of the Colorado Gaming Commission or the Director, promptly must provide to the Colorado Gaming Commission or Director all written gaming contracts and summaries of verbal gaming contracts. Information which may be requested includes financial history, financial holdings, real and personal property ownership, interest in other companies, criminal history, personal history, and associations, character, reputation in the community, and all other information which might be relevant to a determination whether such person would be suitable to be licensed by the Colorado Gaming Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Gaming Commission to require a Licensee or applicant to terminate its "gaming contract" with any person who failed to provide the information requested. In addition, the Director or the Colorado Gaming Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with, or on the premises of, a licensed entity.

An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Gaming Commission or the Director, as appropriate. Specifically, the Colorado Gaming Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that he or she is qualified; (ii) fails to provide information and documentation required by law or requested by the Director or the Colorado Gaming Commission
(iii) has been, or is a director, officer, general partner, shareholder, limited partner, or other person who has a financial or equity interest in the applicant, and who has been convicted of certain crimes, including gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes, has served a sentence for any felony or certain misdemeanors in any correctional facility within the last 10 years, is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (iv) has refused to cooperate with any state or federal body investigating organized crime, official corruption, or gaming offenses. If the Colorado Gaming Commission or the Director determines that a person or entity is unsuitable to own interests in the Company, the Company may be sanctioned; such sanctions may include the loss by the Company of its approvals and licenses.

The Colorado Gaming Commission does not need to approve in advance a public offering of voting securities, but does require a filing of notice and additional documents with regard to such public offering. The Colorado Gaming Commission must receive notice of a public offering of voting securities to be registered with the Securities and Exchange Commission ("Commission") no later than 10 business days after the initial filing of the registration statement with the Commission, or for any other type of public offering, 10 days prior to the public use or distribution of any offering document if (i) the Licensee is not a publicly traded corporation, or (ii) the Licensee is a publicly traded corporation which intends to use the proceeds of such offering to pay for the construction of Colorado gaming facilities, to acquire any interest in Colorado gaming facilities, to finance operation of Colorado gaming facilities, or to retire or extend obligations incurred for one or more purposes set forth above. Under the Colorado Regulations, the Colorado Gaming Commission may, in its discretion, require additional information and prior approval of such public offering. In addition, the Colorado Regulations prohibit a Licensee or affiliated company thereof, such as the Company, from paying dividends, interest, or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the Colorado Regulations require anyone who has a material relationship to or a material involvement with a Licensee, including a director or officer of a corporation or any person who exercises significant influence upon the management or affairs of a corporation, such as the Company, to file for a finding of suitability if required by the Colorado Gaming Commission.

In addition to its authority to deny an application for a license or suitability, the Colorado Gaming Commission has jurisdiction to disapprove a change in corporate ownership, including investors, lenders or anyone who may have an interest in gaming proceeds of a Licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Gaming Commission. The Colorado Gaming Commission has the power to require the Company to suspend or dismiss managers, officers, directors, and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable. A person or entity may not sell, lease, purchase, convey, or acquire a controlling interest in the Company without the prior approval of the Colorado Gaming Commission. Except as otherwise provided in the definition of "ownership interest," the Company may not sell any interest in the Company without the prior approval of the Colorado Gaming Commission. Ongoing reporting to the Colorado Gaming Commission is required. Each Licensee must report, at least quarterly, the names and addresses of any person, including a lending agency, who may share in the revenues of limited stakes gaming, whether as owner, assignee, landlord, or otherwise. This requirement extends to anyone to whom an interest or share in the profits of limited stakes gaming have been pledged or hypothecated as security for a debt, the performance of an act, or a contract of sale. Licensees are also required to notify the Director in writing of any criminal conviction and any pending criminal charge, within 10 days of arrest, summons, or conviction. Licensees are also required to report any known or suspected violations of Colorado's gaming laws to the Division. Failure to report any required information may lead to revocation or summary suspension of the Licensee's license.

The Company's casinos must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. The casinos also must not exceed certain gaming square footage limits as a total of each floor and the entire building. The casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casinos. It must limit all permitted games to a maximum single bet of $5.00. The casinos may not provide credit to its gaming patrons and no Licensee may provide credit to any person for the purpose of gaming.

Colorado Liquor Regulations

The sale of alcoholic beverages is subject to licensing, control, and regulation by certain Colorado state and local authorities (the "Liquor Agencies"). Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to deny, limit, condition, suspend, or revoke any such licenses. Persons or entities which directly or indirectly own 5% or more of the Company or its casinos must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. Violation of the state alcoholic beverage laws may constitute a criminal offense, and violators may be subject to criminal prosecution, incarceration, and fines.

There are various classes of alcoholic beverage licenses under the Colorado Liquor Code. A retail gaming tavern license or a hotel and restaurant liquor license may be issued to persons who are licensed pursuant to Colorado law. A retail gaming tavern licensee may sell malt, vinous, or spirituous liquors only by individual drinks for consumption on the premises and must also make available sandwiches or light snacks or contract with concessionaires to provide food services within the same building as the licensed premises. A hotel and restaurant liquor license requires the service of meals and that meals equal a fixed minimum percent of food and beverage sales. In no event may any person hold more than or have an interest in more than three retail gaming tavern licenses. Also, a person may not have an interest in more than one type of liquor license. The Double Eagle and Creeker's both hold a retail gaming tavern license for their casino and restaurant operations. Accordingly, no person with interest in the Company can have an interest in a liquor licensee other than a gaming tavern license, and specifically cannot have an interest in an entity which holds a hotel and restaurant liquor license.

Taxation

Colorado law further provides that up to a maximum of 40% of AGP may be payable by a Licensee for the privilege of conducting gaming. AGP is generally defined as the total amounts wagered less all payments to players. With respect to games of poker, AGP means those sums wagered in a hand retained by the Licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Gaming Commission. Currently, the gaming tax on AGP is: 2% on the first $2 million of AGP; 4% on AGP from $2 million to $4 million; 14% on AGP from $4 million to $5 million; 18% on AGP from $5 million to $10 million; and 20% on AGP over $10 million. The gaming tax is paid monthly, with Licensees required to file returns by the 15th of the following month. Each year, the Colorado Gaming Commission establishes the gaming tax for the following twelve months.

The Colorado Gaming Commission requires all gaming Licensees to pay an annual device fee for each slot machine, blackjack table and poker table. The current annual state device fee, established October 1, 1996, is $75. The city of Cripple Creek also assesses and collects its own device fees. The current annual device fee in Cripple Creek is $1,200 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the state or city.

Item 2.  Description of Property

In addition to the land underlying The Double Eagle and Creeker's, the Company owns the following properties in Cripple Creek: (i) 15 lots comprising a full city block that lies immediately to the south of The Double Eagle; (ii) six acres located within walking distance of The Double Eagle that are used primarily for valet parking purposes; (iii) three lots located in close proximity to Creeker's Casino that are used for customer parking; and (iv) 13 lots located at the corner of 4th Street and Myers Avenue that are currently held for investment. Each lot is 25 feet wide by 125 feet deep. In addition, the Company leases: (a) a total of 15 lots (for $3,000 per month) in close proximity to The Double Eagle that the Company uses for customer parking; (b) a total of 14 lots (for $7,000 per month) in close proximity to The Double Eagle that the Company uses for additional customer parking. Pursuant to the Colorado Regulations, individuals under the age of 21 are not permitted to gamble or loiter in casinos.

The Company also leases approximately 2,700 square feet of office space at 304 South Eighth Street, Suite 201, Colorado Springs, Colorado from an unaffiliated party. The lease has rental payments totaling $28,308 through the end of the term, which expired on July 31, 1998. The Company plans to relocate its corporate offices to One City Centre, One South Nevada Blvd., Colorado Springs, Colorado 80903. However, this location, also owned and managed by the same unaffiliated party from which the Company currently rents, is pending completion. The Company has negotiated an extension of its lease on a month-by-month basis at the same rate until relocating to its completed new office location.

Item 3.  Legal Proceedings

Except for non-material litigation incident to our ordinary course of business, the Company is not a party to any litigation that could have a material adverse effect on our business or results of operations, except for the following:

A former employee has filed both a worker's compensation claim and an EEOC claim (discrimination) against the Company. At this time, and based upon the facts known, it is undetermined whether the dollar amount is material and the likelihood of success.

Also, during the first quarter of fiscal year 1999, two creditors indicated that, absent an agreed upon payment schedule, they may refer certain matters to collection. On February 11, 1999, the Company was in arrears to Young Electric Sign Company ("YESCO") by $76,646. YESCO threatened suit if payment of at least one-third of the arrears is not made. In such event, YESCO may elect to accelerate all outstanding amounts owed--between $250,000 and $300,000. At present, the Company intends to cure the arrearage within the next thirty to forty-five calendar days. Absent payment of at least a portion of the arrearage, the filing of a lawsuit is probable. On November 19, 1998, Pikes Peak International Raceway ("PPIR") asserted that the Company was indebted to it in the amount of $68,039. PPIR has not threatened suit, nor has it manifested an intent to file suit. On December

15, 1998, the Company made a payment proposal to PPIR. As of April 24, 1999, PPIR has not responded to the payment proposal. At present, the probability of settlement or the filing of a lawsuit is undetermined.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Common Stock began trading in the NASDAQ SmallCap Market on March 29, 1995 under the symbol "CCRI.". The following table sets forth the low and high bid price per share quotations as reported on the NASDAQ SmallCap Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

Fiscal Year Ending October 31, 1997:
                                                                High      Low

First Quarter.............................................     $2 3/8   $1 1/4
Second Quarter............................................     $2 3/8   $1 1/4
Third Quarter.............................................     $2 1/8   $1 5/32
Fourth Quarter............................................     $1 17/32 $1 1/16

Fiscal Year Ending October 31, 1998:
                                                                High      Low

First Quarter.............................................     $2       $15/16
Second Quarter............................................     $3 1/8   $1 9/16
Third Quarter.............................................     $2 15/16 $1 1/8
Fourth Quarter............................................     $1 7/16  $ 13/16

As a result of the Company's restatements and reclassifications of its financial results for the fiscal years ended October 31, 1997 and 1996, the Company was delayed in filing this Annual Report on Form 10-KSB and its Quarterly Report on Form 10-QSB for the period ended January 31, 1999. Due to these late filings, the Company has received notice from the NASDAQ Stock Market to delist the Company's Common Stock from its SmallCap market, the Company has requested a hearing with NASDAQ to, among other things, explain the cause of the delay in filing these financial reports and to seek the continued listing of its common stock. The hearing is set for April 29, 1999. There can be no assurance that the Company will be successful in this endeavor.

At October 31, 1998, the Company had approximately 207 holders of record of our voting common stock; management estimates that the Company has approximately 1,250 additional beneficial holders of our common stock held in names of brokers and securities depositories. Of the current holders of its common stock, Messrs. Saenz and Sisneros together beneficially own approximately 56% of the Company.

The Company has not paid or declared cash distributions or dividends on our common stock and does not intend to pay cash dividends in the foreseeable future. Future payment of cash dividends rests within the discretion of the Board of Directors and is based on our earnings, financial condition, capital requirements, and other factors.

During fiscal year 1998, the Company issued options to purchase 20,000 shares of Common Stock of the Company to each of Messrs. Beck, Farruggio, and Norton. The Company has granted Mr. DiMascio 75,000 restricted shares of Common Stock and an option to purchase 75,000 shares of Common Stock at an exercise price of $1.67 per share, which restricted stock and option vest over a three-year period in consideration of his service as a director of the Company until February 1999.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The Company has made several restatements and reclassifications to the Company's 1997 and 1996 fiscal year financial statements. The restatements relate principally from: (i) the reclassification and accounting for the Company's slot machines, other leased assets and its licensed software; (ii) interest and other expenses related to the Company's convertible preferred stock, stock warrants, convertible debentures, tokens and chips and computer player tracking system; and (iii) the reclassification of certain one-time casino revenue to extraordinary gain. A detailed description of the restatements is discussed in "NOTE 3 TO CONSOLIDATED FINANCIAL STATEMENTS" on page F-12 hereof.

The results described herein reflect the consolidated operations of the Company and its wholly-owned operating subsidiaries, Double Eagle Resorts, Inc. and Creeker's, Inc., for the fiscal year ended October 31, 1998 compared with the same period in fiscal year 1997, as restated.

Results of Operations

The Company reported revenues, net of promotional allowances, for the fiscal year ended October 31, 1998 of $23,225,232, an increase of $302,096 or 1.32% from the Company's net operating revenues of $22,923,136 for the fiscal year ended October 31, 1997. Total operating expenses were $26,937,766 for the twelve months ended October 31, 1998, increasing by $3,291,544, or 13.92% from $23,646,222 reported in 1997. Approximately $1,255,000 of the increase is attributable to a one-time expense related to an asset impairment loss on land held for future development. Total operating expenses as a percentage of total revenues increased to 116% from 103% reported in the comparable period of 1997.

Casino. Casino revenues accounted for approximately 83% of the net operating revenues in fiscal year 1998. For the twelve months ended October 31, 1998 casino revenues were $19,379,052, representing a decrease of $175,734 from the $19,554,786 reported in 1997. Management attributes this decrease to its decision in the third quarter of fiscal 1998 to increase the payout percentage of all slot machines at the Double Eagle. Slot machine revenues generally consist of the total amount wagered (i.e., the handle) less the amounts paid out to customers. Historically, the Company's slot machines have had a lower payout percentage than the slot machines of its competitors in Cripple Creek. Management believes that its decision to increase the payout percentage of its slot machines will result in an increased handle that, as customers become aware of the change, will offset the increased payout percentage and thereby increase overall casino revenues over time. Management continues to monitor the payout percentage of its gaming devices and may further adjust such percentages in the future in order to maximize casino revenues.

Costs and expenses of casino operations were $10,875,905 for the fiscal year ended October 31, 1998, an increase of $1,058,524 or 10.78% from the $9,817,381 reported in 1997. The net increase in costs and expenses of casino operations is attributable to higher payroll expenses. Casino costs and expenses as a percentage of casino revenues increased to 56.12% for the 1998 period compared to 50.20% from the comparable period in 1997.

Rooms. Room revenues accounted for approximately 10.1% of the net operating revenues in the 1998 period. During this period, room revenues were $2,344,092, representing a decrease of 11.75% from the $2,656,258 reported in the 1997 period. The reduction in such revenues during the 1998 period is primarily attributable to the Company's decision made at the beginning of the 1998 period to improve the hotel operating results by decreasing room rates and, at the same time, hotel expenses. Costs and expenses of hotel operations remained relatively flat at $1,764,548 compared to $1,746,804 from the 1997 period. Costs and expenses as a percentage of room revenues increased to 75.3% in the twelve months ended October 31, 1998 as compared to 65.8% during the comparable period in 1997.

Food and Beverage. Food and beverage revenues accounted for approximately 11.2% of total revenues in the 1998 period. During this period, food and beverage revenues were $2,608,486, representing an increase of $257,376, or 10.9%, from the $2,351,110 reported in the 1997 period. The increase in food and beverage revenues is attributable in part to management's decision to introduce a buffet concept as well as revising the restaurant and bar menus to include lower priced items during the third quarter. Costs and expenses of food and beverage were $3,211,008 for the 1998 period, up $306,709 from $2,904,299 recorded in the 1997 period. Costs and expenses as a percentage of food and beverage revenues decreased to 123.1% in the 1998 period from 123.5% in the 1997 period, reflecting the cost savings derived from the newly introduced buffet format. The Company is in the process of implementing a review of its restaurant operations with the goal to improve profitability. Among other things, the Company is considering converting Lombard's Bar & Grill to less formal dining in an effort to reduce labor, cost of goods, and other expenses while increasing margins on restaurant items.

Other. Other consists of revenues generated from the Company's gift shop and parking lot operations. During fiscal year 1998, the Company implemented a policy of charging a $5.00 parking fee at its parking lots located in close proximity to its properties. This fee is then refundable from its casino once the customer has demonstrated patronage. Other revenues were $643,168 in fiscal 1998, up $448,622, or 230.6% from $194,546 reported in the 1997 period. This increase is mainly attributable to the parking fees collected in fiscal year 1998. Refunded parking fees are recognized as a marketing expense.

Marketing. Marketing expenses were $2,769,879 for the fiscal year ended October 31, 1998, up significantly by $1,155,397 or 71.56% from the $1,614,482 reported in the 1997 period. In the third quarter of 1998, the Company increased its marketing and advertising expenditures to promote the recently implemented growth strategy, including the payment of a retainer and related expenses to its new marketing firm - ZLR. Marketing expense also includes cash disbursements made to patrons upon the redemption of promotion coupons and Gold Premier Club/Winners Circle points. Marketing expenses as a percentage of total revenues increased to 11.93% for the twelve months ended October 31, 1998 compared to 7.04% reported in 1997.

General and Administrative. General and administrative expenses were $3,555,697 for the twelve months ended October 31, 1998, down $512,443 or 12.60% from the $4,068,140 reported in the 1997 period. The reduction in general and administrative expense was primarily due to management's effort to trim down corporate overhead expenses. General and administrative expenses as a percentage of total revenues decreased to 15.31% for the fiscal year ended October 31, 1998 from 17.75% for the comparable period in 1997.

Depreciation and Amortization. Depreciation and amortization remained relatively flat at $3,505,759 for the fiscal year ended October 31, 1998, compared to $3,495,116 reported in 1997.
See Effect of New Depreciation Method and Change in Lives below.

Impairment of Land Held for Future Development. During fiscal 1998, management reviewed the carrying value of its land held for future development to evaluate its fair value. Based on comparable sales of land in the near vicinity, the fair value of the land was computed at $3,250,000 for the 13 lots owned by the Company. As a result, the Company realized an impairment loss of approximately $1,255,000.

Loss from Operations. As a result of the factors discussed above, the Company recognized a loss from operations of $3,712,534 for the fiscal year ended October 31, 1998 as compared to a loss of $723,086 recorded in the 1997 period. Approximately $1,255,000 of the loss is a one-time, non-cash expense related to the impairment loss recognized primarily on the land held for future development.

Interest Expense. Interest expense was $6,171,032 for the twelve months ended October 31, 1998, an increase of $417,022, or 7.25% from the $5,754,010 reported for the comparable period in 1997. The increase in interest expense is primarily attributable to additional draw down on the revolving credit facility. Total interest expense includes $1,744,216 and $1,783,002 to related parties for 1998 and 1997, respectively.

Effect of New Depreciation Method and Change in Lives. During fiscal 1998, management reevaluated the periods of amortization of its long-lived assets and revised its estimates of useful lives. Also, prior to fiscal year 1998, the
Company had used accelerated methods of depreciation as well as the straight-line method. The effect of the change in the estimated lives of its long-lived assets and the change from accelerated methods to the straight-line method of depreciation resulted in an increase of $520,439 and a decrease of $457,016, respectively, in depreciation from the year ended October 31, 1998.

Net Loss. The net loss for the Company was $9,408,330 for the fiscal year ended October 31, 1998, an increase of $4,095,388 or 77.08% from the net loss of $5,312,942 reported in the 1997 period.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures principally with borrowings from private investors, the sale of equity securities in private transactions, and bank borrowings.

At October 31, 1998, the Company had cash and cash equivalents totaling $1,573,519 and $1,344,705 of additional liquidity under the Foothill Credit Facility, which is described below. Net cash used by operating activities was $1,074,766 for the twelve-months ended October 31, 1998. Cash used by investing activities totaled $291,600 for the year ended October 31, 1998 with property and equipment additions amounting to $313,592. Net cash provided by financing activities was $977,398 for the twelve-months ended October 31, 1998. Net borrowings amounted to $13,655,296 of which approximately $12,267,509 was used to repay long-term debt and certain capital lease obligations.

In July 1998, the Company's subsidiary, Double Eagle Resorts, Inc., secured a credit facility ("Foothill Credit Facility") from Foothill Capital Corporation ("Foothill") which permits The Double Eagle to borrow up to a maximum of $15,000,000. At October 31, 1998, availability under the Foothill Credit Facility was $15,000,000, of which the Company had used $13,655,296: (i) to repay three mortgage note payables totaling approximately $10,199,000, which accrued interest between 11.5 and 12% per year; (ii) for working capital
(approximately $500,000); and (iii) for a cash payment of $1,850,000 in connection with the purchase of gaming devices that were previously leased from International Game Technology ("IGT"). The Foothill Credit Facility bears interest at the greater of 8% or the prime rate plus 2% (10.0% at October 31, 1998), and is secured by a first mortgage lien on The Double Eagle (including the adjacent parking lot) and a lien on the equipment and other personal property of Double Eagle Resorts, Inc. As of April 14, 1999, the interest rate was increased to the prime rate plus 3%. The Company has guaranteed Double Eagle's obligations under the Foothill Credit Facility, which guarantee is secured by a pledge of the Company's equity interest in The Double Eagle.

At October 31, 1998, the Company was in technical default under the Foothill Credit Facility, which requires Double Eagle Resorts, Inc. to maintain EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization, as defined) of at least four million ($4,000,000), measured on a rolling 12 month basis (annualized to the extent required), tested at the end of each fiscal month. Double Eagle Resorts, Inc.'s EBITDA for the fiscal year ending October 31, 1998 did not satisfy this covenant. The Company has obtained a one-time waiver of the October 31, 1998 default from Foothill. Unless the Company meets its forecasts, it is unlikely the Company will satisfy its obligations under this agreement during the next fiscal year. See NOTE 19 TO THE CONSOLIDATED FINANCIAL STATEMENTS contained herein.

Effective May 1, 1998, the Company purchased the slot machines and other gaming devices that it previously leased from IGT. The purchase price for the gaming devices was $5,172,721, including approximately $2,000,000 in past due payments under the previous leases. The Company used approximately $1,850,000 of the availability under the Foothill Credit Facility to purchase the gaming devices and issued IGT a 12% note in the principal amount of $3,406,238 for the remainder of the purchase price. Monthly payments of $50,000 are required under this note, with the balance due in July 1999. The note to IGT is secured by the purchased gaming devices.

At October 31, 1998, the Company had $44,022,355 of liabilities due within one year, but only $2,145,172 in current assets, resulting in a negative current ratio of 0.04:1.0. The Company's outstanding indebtedness imposes significant debt service obligations on the Company and poses significant risks to the Company. See "Forward-Looking Statements and Risk Factors--Substantial Leverage." Moreover, the Company is in payment default on several of its debt obligations. Management will seek to negotiate payment plans or otherwise reach a satisfactory resolution with each of its creditors with whom the Company has defaulted in its obligations. No assurance can be given that the Company will be successful in restructuring its various debt obligations.

In addition to its current debt levels, the Company's growth strategy includes the acquisition and development of new casinos or hotel/casinos and the construction of a 400 space parking garage and conference center adjacent to The Double Eagle. There is a shortage of convenient parking in Cripple Creek. According to a 1998 study prepared by the City of Cripple Creek, visitors to Cripple Creek viewed the shortage of parking as the area's biggest drawback. The Company believes that access to convenient parking is one of the most important competitive factors in the market. Based upon the experience of casinos in Blackhawk, Colorado, the Company believes that a new parking garage offering patrons convenient covered access to The Double Eagle would result in increased business at The Double Eagle. If constructed and as presently contemplated, the mezzanine of the new parking facility is intended to include a 5,000 square-foot conference center complete with meeting rooms, current audio-video equipment, bar and kitchen facilities, health spa and outdoor patio. The conference center would be connected by an enclosed walkway to The Double Eagle's main casino floor and hotel reception desk. With these new facilities, the Company would market The Double Eagle to conventions and other groups seeking quality meeting space. The Company expects that such facilities would increase the occupancy rate of The Double Eagle, especially mid-week and in the winter months. The cost of the parking garage and conference center is currently estimated at $6,500,000.

The implementation of this growth strategy will require the Company to obtain significant additional debt or equity financing. The Company is currently evaluating a debt refinancing to replace a significant portion of the Company's current debt as well as to provide the funds to construct the parking garage and conference center. There can be no assurance that the Company will be able to obtain this or any other financing in the amounts it requires, especially in light of the Company's current financial condition.

If the Company is unsuccessful in raising additional financing or unsuccessful in satisfactorily renegotiating its debt obligations with its current lenders, the Company is not expected to have sufficient cash to fund operations for the next twelve months and would be required to take some or all of the following actions in order to conserve its cash resources: (i) postpone the implementation of its growth strategy, including the construction of the parking garage and conference center; (ii) implement significant cost controls or otherwise reduce operations; (iii) sell one or more of its assets; or (iv) engage in a merger or other form of corporate reorganization. If such actions are inadequate to generate sufficient cash to meet its debt obligations and support its operations, the Company would be required to seek protection under applicable bankruptcy laws.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 compliance. Relying primarily on internal resources, the Company has completed a preliminary audit of its significant hardware and software applications. This audit revealed that the player tracking software that the Company licenses from IGT and certain personal computers used in the Company's casino operations may not presently be Year 2000 compliant. The Company has been advised by IGT and personal computer manufacturer that such systems will be Year 2000 compliant by August 1999. The estimated cost to address the Company's Year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition. If the modification of the Company's hardware and software compliance is not timely completed or is not fully effective, the Year 2000 problem may have a serious negative impact on the operations of the Company.

Although the Company has communicated with its external service providers and vendors to ensure that the providers and vendors are taking the appropriate action to address Year 2000 issues and has not received any notice from such persons that their operations will not be Year 2000 compliant, there can be no assurance that the systems of third parties on which the Company's systems rely will be timely converted.


                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "intends," "plans," "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include the risk factors set forth below. They also include the following conditions or uncertainties: (i) risk associated with real estate ownership, operations and development, including environmental liabilities, worker's strikes, construction delays, obtaining building permits and necessary zoning changes; (ii) illiquidity of real estate holdings; (iii) imposition of new regulatory requirements affecting the Company;
(iv) the delay or failure to properly manage growth; (v) effect of uninsured loss; and (vi) breakdown of water, sewage or other municipal services in Cripple Creek and other conditions beyond the control of the Company. The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Independent Auditor's Report Contains Going Concern Explanatory Paragraph; Losses from Operations

The report of the Company's independent public auditors contains an explanatory paragraph which states that the Company's current working capital deficiency and net losses raise substantial doubt about the Company's ability to continue as a going concern. At October 31, 1998, the Company's current liabilities exceeded its current assets by $41,877,183. The Company incurred a net loss of $9,408,330 for the year ended October 31, 1998. Pursuant to its business strategy, the Company intends to restructure its debt, seek additional financing, and reduce operating expenses while increasing revenues through an expanded marketing campaign. See "Item 1. Business - Business and Marketing Strategy." If the Company is unsuccessful in these endeavors, it is not expected to have sufficient cash to fund operations for the next twelve months. The Company's recent operations have been financed and are expected to continue to be financed primarily through sales by the Company of its equity and debt securities.

Substantial Leverage

The Company has a significant amount of indebtedness. The following chart shows certain important credit statistics at October 31, 1998.

                                                At October 31, 1998

Total indebtedness..........................    $41,977,596

Shareholders' deficiency....................    $(2,163,277)

Ratio of earnings to fixed charges..........            (*)

The Company's substantial indebtedness could have important consequences to the Company, including:

         o make it more difficult for the Company to satisfy its obligations to its creditors; o increase the Company's vulnerability to general adverse economic and industry conditions;

         o limit the Company's ability to fund future working capital, capital expenditures, research and development costs, and other general corporate requirements;

         o limit the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company operates;

         o place the Company at a competitive disadvantage compared to its competitors that have less debt; and

         o    limit the Company's ability to borrow additional funds.

(*) Earnings did not cover fixed charges by $3,712,534 for the year ended October 31, 1998.

Seasonality

Cripple Creek is a mountain tourist town and its gaming market is subject to seasonal fluctuations. This seasonality will cause quarterly fluctuations in the Company's revenues and net earnings. Typically, gaming revenues are greater in the summer tourist season and are lower from October to April. In addition, snow and ice can render the mountain roads leading to and from Cripple Creek extremely hazardous. Consequently, seasonal fluctuations may increase in years with above-average snowfall or other inclement weather conditions.

Competition

The Company's casino operations face intense competition. In Cripple Creek, the Company's two casinos compete against 16 other casinos. Statewide, there are a total of approximately 50 gaming establishments, including two Indian tribes in Southwest Colorado that offer limited stakes, casino- style gaming on their reservations. Some of the Company's competitors have greater financial resources, experience, and expertise than does the Company. Due in part to the intense competition, a number of casinos in Cripple Creek have ceased operations and others have filed for bankruptcy protection. The Company also generally competes with other forms of legalized gaming, casinos located outside Colorado, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai-alai, sports bookmaking, and bingo.

The legalization of gaming in or near Colorado Springs or Denver, Colorado, would adversely impact the Company's operations. Colorado law requires statewide voter approval to expand gaming into any location other than the three permitted locals of Cripple Creek, Black Hawk, and Central City. Six initiatives to expand gaming to other locations have been placed on Colorado ballots since 1992. All six initiatives have failed by at least a two to one margin, including a 1994 vote to permit gaming in Manitou Springs (located near Colorado Springs, approximately 40 miles from Cripple Creek), which failed by a margin of 93% to 7%. Although the initiatives to expand gaming have failed in the past, the possibility exists that voters will expand limited stakes gaming in Colorado. In addition, the legalization of other types of gaming in Colorado, such as video lottery terminals in dog and horse tracks, could adversely impact the Company's operations.


Colorado Gaming Regulations

The ownership and operation of casinos in Colorado is subject to strict state regulation. Colorado gaming law permits legalized limited stakes gaming in the cities of Central City, Black Hawk, and Cripple Creek, Colorado. "Limited stakes gaming" is defined as the use of slot machines and the card games of blackjack and poker, each with a maximum single bet of $5.00. As compared to gaming in jurisdictions with unlimited stakes gaming, the $5.00 per bet limit in Colorado restricts revenues that the Company (and its in-state competitors) derive from card games. In addition, no more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for gaming.

Colorado gaming laws also make it a criminal violation for any person to have a legal, beneficial, voting, or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. The Company currently has an interest in two such licenses. Accordingly, our expansion opportunities in Colorado are limited to one additional license. Gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurance can be given that it will receive any new licenses, permits, or approvals that it may require in the future or that existing ones will be renewed or will not be revoked. See "Item 1 Description of Business--Governmental Regulations."

Lack of Geographic Diversity

Currently, all of the Company's hotel and casino operations are located in Cripple Creek, Colorado. The Company is therefore exposed to conditions that are specific to Colorado and the Cripple Creek market. These include complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. If there is a downturn in gaming operations in Cripple Creek, the Company will be more adversely affected than if it had significant gaming operations in other gaming markets. Furthermore, since the Company obtains most of its revenues from slot machines, a decrease in the popularity of slot machines could adversely impact the Company's operations.

Growth Strategy

The Company's long-term growth strategy focuses on developing or acquiring additional casinos located outside the State of Colorado. The Company's ability to expand to additional locations will depend on a number of factors, including:

       o identifying suitable sites in jurisdictions where gaming is legalized;

       o obtaining the necessary gaming and liquor licenses and other permits required to operate a casino;

       o resolving risks typically associated with any new construction; and o obtaining additional financing on acceptable terms.

Any expansion to locations outside the United States will further involve all of the risks of foreign operations. These include currency controls, unforeseen local regulations, shortages of skilled workers and political instability. Many of these factors are beyond the Company's control. No assurance can be given that the Company will be able to expand successfully to additional locations.
Even if such plans are successfully completed, the Company must manage its growth. This will require the Company to add and train new personnel, evaluate our management structure, expand its management information systems and control its operating expenses. All of these risks should be viewed in light of the Company's limited staff and limited capital.

Gaming Taxes

The State of Colorado imposes a gaming tax based on our adjusted gross proceeds from gaming operations. (Adjusted gross proceeds is generally defined as the total amounts wagered less all payments to players). The Casinos in Colorado are currently subject to the following tax rates:

         o 2% on the first $2  million of AGP;

         o 4% on AGP  from $2  million  to $4  million;

         o 14% on AGP from $4 million to $5 million;

         o 18% on AGP from $5 million to $10 million; and
         o 20% on AGP over $10 million.

Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax for the next 12 months. In addition, the State of Colorado has imposed an annual device fee of $75 and the city of Cripple Creek has imposed an annual device fee of $1,200, for each gaming device installed on gaming premises. Tax rates or fees applicable to our casinos may be increased in the future, either by the Colorado electorate, legislation or action by the Colorado Gaming Commission or the city of Cripple Creek. Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such increase in taxes could be detrimental to the Company's operations.

Pending Report from the National Gambling Impact Study Commission

The U.S. Congress has created the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the U.S. The National Gambling Impact and Policy Commission must issue a report by June 20, 1999 containing its findings and conclusions, together with recommendations for legislation and administrative action. Any such recommendations, if enacted into law, could adversely affect the gaming industry, including the Company's operations.

Potential Liability for Serving Liquor to our Patrons

The Company may be subject to "dram shop" laws. Generally, dram shop laws impose liability on licensed alcoholic beverage servers for injuries or damages caused by negligent service of alcohol to visibly intoxicated persons or to minors, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. The Company maintains liquor liability insurance as part of comprehensive general liability insurance, which management believes is adequate to protect against potential "dram shop" liability claims. Nonetheless, it is possible that the Company could be subject to a judgment in excess of our insurance coverage in the future or that it may not be able to continue to maintain such insurance coverage at reasonable costs, or at all.

Item 7.  Financial Statements

The consolidated financial statements and supplementary data are as set forth in "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page F-1 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During fiscal year ended October 31, 1998, the Company changed its independent accountants from Richey, May & Co., P.C. to the firm of Moore Stephens, P.C. as the Company's new independent accountants. The decision to change accountants was recommended and approved by the Company's audit committee.

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the officers and directors of the Company as of April 25, 1999:

Name                 Age              Positions Held                 Since
----                 ---              --------------                 -----
Michael S. Smith     40   Interim President and Chief Executive
                           Officer, Secretary, General Counsel,
                           and Director                          January, 1992
Gilbert M. Sisneros  60   Vice President and Director              March, 1995
Farid E. Tannous     32   Treasurer and Chief Financial Officer February, 1996
Michael Beck         43   Director                              February, 1998
Salvatore DiMascio   59   Director                                  June, 1998
Sam Halpern          57   Director                               January, 1997
Steve Norton         64   Director                              February, 1998
Rudy S. Saenz        44   Director                               January, 1992
Joseph M. Farruggio  47   Vice President and General Manager     February 1998
                            of The Double Eagle

Michael S. Smith has served as Secretary, General Counsel, and a Director of the Company since January 1992 and Interim President and Chief Executive Officer. In March 1999, Mr. Smith was appointed the Company's Interim Chief Executive Officer and President. Mr. Smith has also been a self-employed attorney in Denver, Colorado since 1992. Prior to joining the Company, he was an attorney with the law firm of McKenna & Cueno in Denver, Colorado. Mr. Smith received a bachelor of arts degree from Marquette University in 1981 and a juris doctor degree in 1984.

Gilbert M. Sisneros has served as Vice President and a Director of the Company and its subsidiary, Double Eagle Resorts, Inc. since March 1995. Mr. Sisneros was one of the original founders of Creeker's in 1991. He also acted as General Manager for The Double Eagle during its first year of operations. Prior to founding Creeker's, Mr. Sisneros was owner and President of Metro Wholesale, Inc., a food supply company in Colorado Springs. Mr. Sisneros studied business law at Weatherford College in Texas and later studied business and finance at Colorado Mountain College.

Farid E. Tannous has served as Treasurer and Chief Financial Officer of the Company since February 1996. From September 1994 until joining the Company, Mr. Tannous was Vice President and Chief Financial Officer of Phoenix Micro-Lite, Inc., a privately-held start-up company in Los Angeles, California. Mr. Tannous was also owner and President of F.E. Tannous & Company Investment Management Group in Beverly Hills, California from July 1994 to February 1996. Previously, he was a business analyst with Hughes Power Products, Inc. and a member of the technical staff in various divisions of Hughes. In June 1994, Mr. Tannous received a masters of business administration degree in finance and accounting from the University of Chicago Graduate School of Business. He also holds a masters degree and a bachelor of science degree in electrical engineering from the University of Southern California.

Michael Beck has served as a Director of the Company since February 1998. Mr. Beck has over 19 years experience in hotel/casino management, including previous management-level positions with the Company. Since March 1998, Mr. Beck has served as the Vice President of Gaming Operations for Sodak Gaming. Before joining Sodak Gaming, Mr. Beck was a Vice President of Double Eagle

Resorts, Inc., and the general manager of The Double Eagle Hotel from May 1997 to February 1998. Mr. Beck served as Vice President of casino operations at the Flamingo Hilton, Reno, Nevada from 1996 to 1997 and as the Director of casino operations at the Flamingo Casino, New Orleans, Louisiana from 1993 to 1996.

Salvatore T. DiMascio has served as a Director of the Company since June 1998. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, Inc., a management and investment firm. From June 1994 until June 1997, Mr. DiMascio was Executive Vice President and Chief Financial Officer of Anchor Gaming, a publicly-held diversified gaming company. From 1978 to 1986, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation, a manufacturer and marketer of personal and health care products. Mr. DiMascio is also a Director of Fotoball U.S.A., a publicly-held company which develops and manufactures custom sports-related products, H.E.R.C. Products, Inc., a publicly-held company in the water treatment business, and U.S. Communications Inc., a publicly-held communications company. Mr. DiMascio is a certified public accountant.

Sam Halpern has served as a Director of the Company since January 1997. Mr. Halpern is President of Indela Holdings, Inc. and a managing member of Indela CamelSquare, LLC and CamelSquare Executive Suites, which are real estate development and leasing companies. He is also a principal trustee of the Gregory Halpern Charitable Trust. Since 1990, he has served as Director and Chief Financial Officer of a diversified family investment portfolio. Mr. Halpern is a graduate of the United States Military Academy at West Point.

Steve Norton has served as a Director of the Company since February 1998. Mr. Norton has served as the president and chief operating officer of Argosy Gaming Company from January 1993 through April 1997 and Executive Vice President from April 1997 through February 1998. From 1991 through 1992 he was the president and Chief Executive Officer of the Gold River Gambling Hall & Resort in Laughlin, Nevada. He has also served as the President and Chief Operating Officer of the Sands Hotel & Casino, Las Vegas, Nevada, and the Executive Vice President of both Resorts International, Inc., and Resorts International Casino Hotel. He currently is a founding member of the Board of Directors of the American Gaming Association, past chairman of the Indiana Gaming Association, past officer and director of the Missouri Gaming Association, and past director of the Illinois Gaming Association. He is a Fellow of the Educational Institute of the American Hotel Association, a member of the Indiana Tourism Commission and a member of the Marketing Advisory Committee of the St. Louis Convention and Visitors Commission. He has been a guest lecturer at both the Cornell University School of Hotel Administration and at the University of Nevada, Las Vegas School of Hotel & Casino Administration. He received a bachelor of science in Business Administration from Davidson College in 1956.

Rudy S. Saenz has served as Director and founder of the Company and its subsidiary Double Eagle Resorts, Inc., and its predecessors since January 1992. In March 1999, Mr. Saenz resigned as the Chief Executive Officer and President of the Company, positions he had held since inception. From 1992 to 1994, he was the chief executive officer and director of Lyric, the company that acquired land in Cripple Creek and merged with the Company in 1994. See "Item 1 Description of Business--Background." From 1989 through 1992, Mr. Saenz was employed as a Director of Marketing and New Business Development at GM Hughes Electronics ("Hughes"). Prior thereto, he was employed by Ball Aerospace Corporation as a Technical Program Manager. Prior thereto, he was employed by Hughes as a member of the technical staff where he functioned as design engineer at the Hughes Technology Center. Mr. Saenz received a bachelor of science degree in engineering physics from the University of California at San Diego in 1982 and later pursued graduate studies in electrical engineering. He also attended graduate school to study business and economics at the University of Colorado at Boulder.

Joseph M. Farruggio has served as Vice President and General Manager of Double Eagle Resorts, Inc. and Creeker's Casino Inc. since February 1998. Mr. Farrugio has over 20 years of experience in the casino industry. From 1991 to 1997, Mr. Farrugio was associated with Casino America, where he served as Director of Casino Operations and General Manager for the Par-a-dice Riverboat Casino. Mr. Farrugio opened three casinos for Casino America and was named Vice President and General Manager of the Isle of Capri Casino. From 1982 to 1991, Mr. Farrugio served as Director of Casino Marketing at the Tropicana Hotel. Mr. Farrugio currently serves as a board member of The Cripple Creek Casino Association and the Teller County Economic Development Foundation.

Directors' Terms

All directors serve one year terms, until the next annual meeting or until their replacements are elected and qualified.

Family Relationships

There are no family relationships between any director or executive officer of the Company.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of its outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers and shareholders who own more than 10% are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% shareholders were satisfied.

Item 10. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 1998, 1997, and 1996, the compensation paid or accrued by the Company to its former Chief Executive Officer and below named officers:

                          SUMMARY COMPENSATION TABLE

                    Annual Compensation                              Awards
Name and                                                     Restricted  Securities
Principal                                     Other Annual    Stock      Underlying     All Other
Position           Year    Salary($) Bonus($) Compensation   Awards($)   Options/SARs  Compensation
---------------------------------------------------------------------------------------------------

Rudy S. Saenz    10/31/98   27,714     --            --         --             --          --
President & CEO  10/31/97  113,160     --            --         --             --          --
                 10/31/96  148,000  220,000          --         --         250,000(1)      --

Farid E. Tannous 10/31/98   90,192   15,000          --         --             --          --
Treasurer & CFO  10/31/97   77,658   15,000          --         --             --          --
                 10/31/96   48,462     --            --         --         100,000         --

(1) Such options were cancelled by the Board of Directors in 1997.

Directors of the Company who are full-time employees receive no compensation for their services as directors. The Company's non-employee directors, Messrs. Halpern, Beck, Norton, and DiMascio, receive no cash compensation for their services as directors of the Company. The Company has granted each of Messrs. Beck and Norton immediately exerciseable options to purchase 20,000 shares of the Company's Common Stock per share at an exercise price of $2.00 per share. The Company has granted Mr. DiMascio 75,000 restricted shares of Common Stock and an option to purchase 75,000 shares of Common Stock at an exercise price of $1.67 per share, which restricted stock and option vest over a three-year period. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

The table below sets forth information concerning the exercise of options during 1998 along with the aggregate 1998 year-end option holdings of the former Chief Executive Officer and below named officers of the Company:


        AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES
                                 COMMON STOCK

                                               Number of securities    Value of unexercised
                                              underlying options at       in-the-money
                 Shares Acquired    Value      October 31, 1998            options at
Name               on Exercise    Realized Exercisable/Unexercisable   October 31, 1998
---------------------------------------------------------------------------------------

Rudy S. Saenz         none          none           210,000/0                 n/a / n/a
Farid E. Tannous      none          none         40,000/60,000               n/a / n/a
---------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and the officers and directors of the Company:
                                                   Amount of
                  Name and Address                 Beneficial     Percent of
Title of Class    of Beneficial Owner             Ownership(1)      Class
------------------------------------------------------------------------------

Common            Rudy S. Saenz
$0.001 par value  304 S. 8th Street, Suite 201   21,747,219(2)     55.83%
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            Gilbert M. Sisneros
$0.001 par value  304 S. 8th Street, Suite 201   21,482,219(2)     55.45%
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            Sam Halpern                     3,650,000(3)      9.09%
$0.001 par value  P.O. Box 1117
                  Whitefish, MT 59937
-------------------------------------------------------------------------------

Common            Michael S. Smith                   77,500(4)
$0.001 par value  304 S. 8th Street, Suite 201                       *
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            Farid E. Tannous                   60,000(5)       *
$0.001 par value  304 S. 8th Street, Suite 201
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            Salvatore T. DiMascio              50,000(6)       *
$0.001 par value  304 S. 8th Street, Suite 201
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            Michael Beck                       20,000(7)       *
$0.001 par value  304 S. 8th Street, Suite 201
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            Steve Norton                       20,000(8)       *
$0.001 par value  304 S. 8th Street, Suite 201
                  Colorado Springs, CO 80905
-------------------------------------------------------------------------------

Common            All Officers and Directors      25,674,719       63.32%
$0.001 par value  as a group (eight persons)(9)
-------------------------------------------------------------------------------

Common            Total shares issued/outstanding 38,740,632      100.00%
-------------------------------------------------------------------------------


*Less than 1%.
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised. Calculation of percentage ownership was based on 38,740,632 shares of Common Stock outstanding as of April 21, 1999.
(2) Messrs. Saenz and Sisneros share voting and dispositive powers with respect to a total of 21,407,219 shares held by Double Eagle Investments, Ltd., a Colorado limited partnership, and its general partner, Double Eagle Consolidated, Inc., a Colorado corporation. Mr. Saenz has sole voting and dispositive power with respect to an additional 340,000 shares, including 210,000 shares subject to options. Mr. Sisneros has sole voting and dispositive power with respect to an additional 75,000 shares.
(3) Includes  1,400,000 shares underlying a common stock purchase  warrant.
(4) Includes  75,000 shares  underlying  stock options.
(5) Includes  60,000 shares underlying stock options.
(6) Includes 25,000 shares underlying stock options and 25,000 shares of restricted stock. Does not include 50,000 shares underlying stock options or 50,000 shares of restricted stock which vest more than 60 days from the date hereof.
(7) Includes 20,000 shares underlying stock options.
(8) Includes 20,000 shares underlying  stock  options.
(9) Includes all shares  described in footnotes 2-8 above.

Item 12. Certain Relationships and Related Transactions

Michael S. Smith, Interim President and Chief Executive Officer of the Company served as the Secretary and General Counsel of the Company in 1998 but did not receive a salary from the Company for that period. However, in consideration for legal services rendered to the Company, Mr. Smith received a flat fee monthly retainer of $6,000 and $20,000 in cash bonuses for a total of $92,000 during fiscal year 1998. Mr. Smith received no compensation for his services as director.

In May 1997, the Company modified the conversion feature of the 250,000 shares of Series One Convertible Preferred Stock ("Series One Preferred Stock") held by Gemini Ventures, LLC ("Gemini"), a company controlled by Sam Halpern, a director of the Company. As modified, such shares of Series One Preferred Stock were made convertible into an aggregate of 1,400,000 shares of Common Stock and a five-year warrant to purchase an additional 1,400,000 shares of Common Stock at an exercise price of $2.50 per share. Prior to such modification, the shares of Series One Preferred Stock were convertible into 1,000,000 shares of Common Stock and a three-year warrant to purchase an additional 1,000,000 shares of Common Stock at a exercise price of $4.00 per share. The Series One Preferred Stock was converted by Gemini in June 1997.

Contemporaneously with the modification of the Series One Preferred Stock held by Gemini, Gemini extended the maturity date of the promissory note issued by Gilbert M. Sisneros, a director and Vice President of the Company, to Gemini from May 30, 1997 to January 28, 1999. Mr. Sisneros, in turn, extended the due date on this loan to the Company to January 28, 1999, and then further extended the due date to April 30, 1999, to coincide with a similar extension Mr. Sisneros received from Gemini. The $2,087,500 note from Mr. Sisneros to Gemini bears interest at a rate of 14% per year and is secured by a note in the like amount issued by the Company to Mr. Sisneros. The note issued by the Company is unsecured, bears interest at a rate of 14.10% per year and matures on January 28, 1999. The proceeds from this loan from Mr. Sisneros to the Company were used in the construction and development of The Double Eagle. See NOTE 3F TO THE CONSOLIDATED FINANCIAL STATEMENTS.

In August 1996, the Company did not pursue the renewal of a required license for a former officer and shareholder of CCRI. To assure the continued operation of the Company's casinos, Messrs. Saenz and Sisneros agreed to acquire such person's interest in the Company (including a one-third interest in Double Eagle Investments, Ltd. and TSC Enterprises) in exchange for a $3,000,000 note bearing interest at a rate of 7% per year. To assist Messrs. Saenz and Sisneros in making the $55,443 per month payment due under this note, CCRI has, since November 1, 1996, advanced a total of approximately $1,057,000 to Messrs. Saenz and Sisneros. See NOTE 6 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

TSC Enterprises ("TSC") is a Colorado general partnership that is presently controlled by Messrs. Saenz, Sisneros and a third person. Prior to there being any related party relationship between the Company and TSC, the Company acquired 13 undeveloped lots from TSC in exchange for the issuance of a 7.05% convertible promissory note ("TSC Convertible Note") in the principal amount of $4,500,000. Principal and interest under this unsecured promissory note may be converted into shares of Common Stock after November 1, 1999 at a conversion rate of $.50 per share. In addition, there remains outstanding approximately $470,083 (and accrued interest of $222,293 at January 31, 1999) on a September 1992 promissory note ("TSC Note") issued by the Company to TSC in connection with the acquisition of four of the nine lots where The Double Eagle now stands. The TSC Note bears interest at a rate of 16% per year and is unsecured.

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 18 Letter regarding Change of Accounting Principles from Moore Stephens dated February 15, 1999.

    (b) Reports on Form 8-K Filed During the Company's Fourth Fiscal Quarter:

         (1) On September 17, 1998, the Company filed a current report on Form 8-K with the Commission dated September 17, 1998, reporting information under Item 4, Changes in Registrant's Certifying Accountant and Item 7, Financial Statements and Exhibits.

         (2) On October 1, 1998, the Company filed a current report on Form 8-K with the Commission dated October 1, 1998, reporting information under Item 7, Financial Statements and Exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 27th day of April, 1999.

                                         COLORADO CASINO RESORTS, INC.

                                    By:  /s/ Michael S. Smith
                                         Michael S. Smith
                                         Interim President and Chief Executive
                                         Officer, Secretary & General Counsel,
                                         Director

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

April 27, 1999                           /s/ Michael S. Smith
                                         ----------------------------------
                                         Michael S. Smith
                                         Interim President and Chief Executive
                                         Officer, Secretary & General Counsel,
                                         Director

April 27, 1999                           /s/ Gilbert M. Sisneros
                                         ----------------------------------
                                         Gilbert M. Sisneros
                                         Vice President, Director

April 27, 1999                           /s/ Farid E. Tannous
                                         ----------------------------------
                                         Farid E. Tannous
                                         Treasurer and Chief Financial Officer

April 27, 1999                           /s/ Michael Beck
                                         ----------------------------------
                                         Michael Beck
                                         Director

April 27, 1999                           /s/ Salvatore DiMascio
                                         ----------------------------------
                                         Salvatore DiMascio
                                         Director

April 27, 1999                           /s/ Sam Halpern
                                         ----------------------------------
                                         Sam Halpern
                                         Director

April 27, 1999                           /s/ Steve Norton
                                         ----------------------------------
                                         Steve Norton
                                         Director

April 27, 1999                           /s/ Rudy S. Saenz
                                         ----------------------------------
                                         Rudy S. Saenz
                                         Director

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------




Independent Auditor's Report............................................   F-2

Consolidated Balance Sheets.............................................   F-3

Consolidated Statements of Operations...................................   F-5

Consolidated Statements of Shareholders' Equity [Deficiency]............   F-6

Consolidated Statements of Cash Flows...................................   F-7

Notes to Consolidated Financial Statements..............................   F-9



                        .   .   .   .   .   .   .   .   .

                          REPORT OF INDEPENDENT AUDITOR



To the Shareholders and Board of Directors
  Colorado Casino Resorts, Inc.
  Colorado Springs, Colorado


            We have audited the accompanying consolidated balance sheets of Colorado Casino Resorts, Inc. and its subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity [deficiency], and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As more fully discussed in Note 3 to the accompanying consolidated financial statements, Colorado Casino Resorts, Inc. has made several restatements to its fiscal 1997 consolidated financial statements. The consolidated financial statements of Colorado Casino Resorts, Inc. as of and for the fiscal year ended October 31, 1997, before restatements, were audited by other auditors whose report dated December 17, 1997, expressed an unqualified opinion on those statements.

            We  conducted  our  audits in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Casino Resorts, Inc. and its subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.

            As discussed in Note 18 to the financial statements, the Company changed its method of computing depreciation in 1998.

            The accompanying financial statements have been prepared assuming that Colorado Casino Resorts, Inc. will continue as a going concern. As shown in the accompanying statements of operations, the Company has incurred a net loss of approximately $9.4 million for the year ended October 31, 1998, and, as of that date, has an accumulated deficit from inception of approximately $21 million, a stockholders' equity deficiency of approximately $2.1 million, and a negative working capital of over $40 million. As discussed more fully in Notes 11 and 19 to the financial statements, Colorado Casino Resorts, Inc. is in technical default of its revolving credit facility, and several of its lease obligations. The Company's business plan, which is discussed in Note 4 to the financial statements, contemplates reduced operating losses, and refinancing or restructuring its debt obligations. Colorado Casino Resorts, Inc.'s ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of its assets and satisfaction of its liabilities in the ordinary course of business, is uncertain. Those conditions raise substantial doubt about Colorado Casino Resorts, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.
Cranford, New Jersey
February 15, 1999,
Except as to Notes 22 and 16, for which
the dates are March 22, 1999,  and
March 31, 1999, Respectively

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                             October 31,
                                                        1 9 9 8       1 9 9 7
                                                                   [As Restated]
Assets:
Current Assets:
  Cash and Cash Equivalents                           $ 1,573,519   $ 1,962,487
  Inventory                                                96,429        64,396
  Advances to Officers                                    125,443       137,255
  Prepaid Device Fees                                     201,400       209,381
  Miscellaneous Receivables                                    --       153,954
  Other Current Assets                                    148,381         4,348
                                                      -----------   -----------

  Total Current Assets                                  2,145,172     2,531,821
                                                      -----------   -----------

Real Estate Held for Future Development                 3,250,000     4,504,970
                                                      -----------   -----------

Land, Building and Equipment - Net                     40,459,018    42,492,581
                                                      -----------   -----------

Other Assets:
  Debt Issue Cost                                         359,819       593,678
  Debt Extension Cost                                     158,100       790,500
  Deposits                                                 63,108        64,288
                                                      -----------   -----------

  Total Other Assets                                      581,027     1,448,466
                                                      -----------   -----------

  Total Assets                                        $46,435,217   $50,977,838
                                                      ===========   ===========



The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                 October 31,
                                                            1 9 9 8       1 9 9 7
                                                                        [As Restated]
Liabilities and Shareholders' Equity [Deficiency]:
Current Liabilities:
  Revolving Credit Facility                               $13,655,296   $        --
  Accounts Payable                                            349,320       530,192
  Accrued Expenses                                          1,303,328       731,324
  Slot Club Liability                                         348,949       225,581
  Incremental Progressive Slot Liability                      374,264       353,396
  Current Maturities of Long-Term Debt                     10,819,963     1,179,388
  Current Maturities of Long-Term Debt - Related Party      7,796,411            --
  Convertible Debenture - Related Party                     4,500,000            --
  Current Maturities of Capital Lease Obligations             629,787     2,732,394
  Interest Payable                                          1,252,825       385,892
  Interest Payable - Related Party                          1,953,240       633,051
  Interest Payable - Convertible Debenture - Related
   Party                                                      909,261            --
  Due to Officers                                              30,000            --
  Other Current Liabilities                                    99,711       121,927
                                                          -----------   -----------

  Total Current Liabilities                                44,022,355     6,893,145

Long-Term Debt - Less Current Maturities                    3,908,702    20,684,629

Long-Term Debt - Related Party                                     --     7,874,638

Convertible Debenture - Related Party                              --     4,500,000

Capital Lease Obligations - Less Current Maturities           667,437     2,965,179

Interest Payable - Convertible Debenture - Related Party           --     1,016,989
                                                          -----------   -----------

  Total Liabilities                                        48,598,494    43,934,580
                                                          -----------   -----------

Commitments and Contingencies [16]

Stockholders' Equity [Deficiency]:
  Preferred Stock, $10 Par Value, 5,000,000 Shares
   Authorized, No Shares Issued or Outstanding                     --            --

  Common Stock, $.001 Par Value, 100,000,000 Shares
   Authorized, 38,740,632 and 38,665,632 Shares Issued
   and Outstanding, Respectively                               38,741        38,666

  Paid-in Capital                                          19,025,188    18,741,968

  Deferred Compensation                                       (81,500)           --

  Accumulated Deficit                                     (21,145,706)  (11,737,376)
                                                          -----------   -----------

  Total Stockholders' Equity [Deficiency]                  (2,163,277)    7,043,258
                                                          -----------   -----------

  Total Liabilities and Stockholders' Equity [Deficiency] $46,435,217   $50,977,838
                                                          ===========   ===========

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                                 Years ended
                                                                 October 31,
                                                            1 9 9 8       1 9 9 7
                                                            -------       -------
                                                                       [As Restated]
Revenues:
  Casino                                                  $19,379,052   $19,554,786
  Rooms                                                     2,344,092     2,656,258
  Food and Beverage                                         2,608,486     2,351,110
  Other                                                       643,168       194,546
                                                          -----------   -----------

  Total Revenues Before Promotional Allowances             24,974,798    24,756,700
  Less: Promotional Allowances                             (1,749,566)   (1,833,564)
                                                          -----------   -----------

  Net Revenues                                             23,225,232    22,923,136
                                                          -----------   -----------

Expenses:
  Casino                                                   10,875,905     9,817,381
  Rooms                                                     1,764,548     1,746,804
  Food and Beverage                                         3,211,008     2,904,299
  Marketing                                                 2,769,879     1,614,482
  General and Administrative                                3,555,697     4,068,140
  Depreciation and Amortization                             3,505,759     3,495,116
  Impairment of Land Held for Future Development            1,254,970           --
                                                          -----------   ----------

  Total Expenses                                           26,937,766    23,646,222
                                                          -----------   -----------

  [Loss] from Operations                                   (3,712,534)     (723,086)
                                                          -----------   -----------

Nonoperating Income [Expenses]:
  Interest Income                                              18,220        11,371
  Interest Expense                                         (4,426,816)   (3,971,008)
  Interest Expense - Related Party                         (1,744,216)   (1,783,002)
                                                          -----------   -----------

  Net Nonoperating [Expense]                               (6,152,812)   (5,742,639)
                                                          -----------   -----------

  Loss Before Income Tax [Benefit], Extraordinary Gain and
   Cumulative Effect on Prior Years of Retroactive Application
   of New Depreciation Method                              (9,865,346)   (6,465,725)

Income Tax [Benefit]                                               --      (391,946)
                                                          -----------   -----------

  Loss Before Extraordinary Gain and Cumulative Effect
   on Prior Years of Retroactive Application of New
   Depreciation Method                                     (9,865,346)   (6,073,779)

Extraordinary Gain, Less Applicable Income Tax of $391,946         --       760,837

Cumulative Effect on Prior Years of Retroactive
  Application of New Depreciation Method, No Tax
  Effect [See Note 18 for Pro Forma Disclosures]              457,016            --
                                                          -----------   -----------

  Net Loss                                                $(9,408,330)  $(5,312,942)
                                                          ===========   ===========

  Basic Loss Per Common Share:
   Loss Before Extraordinary Item and Accounting Change   $       .25   $       .17
   Extraordinary Item                                     $        --   $       .02
   Accounting Change                                      $       .01   $        --
   Net Loss                                               $       .24   $       .15

  Weighted Average Common Shares Outstanding               38,667,715    36,603,232
                                                           ==========    ==========

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIENCY]
------------------------------------------------------------------------------

                                                                                                                           Total
                                                                                                                      Stockholders'
                                            Preferred Stock Common Stock          Paid-in    Deferred   Accumulated      Equity
                                         Shares     Amount  Shares      Amount    Capital  Compensation   Deficit    [Deficiency]

  Balance - October 31, 1996            250,000 $2,500,000  34,537,711 $34,537  $12,067,270 $      --  $ (6,424,434) $ 8,177,373

  Conversion of Series One, Preferred
   Stock into Common Stock [3F]        (250,000)(2,500,000)  1,400,000   1,400    2,498,600        --            --           --

  Conversion of Convertible Debentures
   into Common Stock [3G]                    --         --  2,627,921    2,629    2,661,355        --            --    2,663,984

  Common Stock Issued as Partial
   Payment of Land Purchase                  --         --    100,000      100      149,900        --            --      150,000

  Granting of 200,000 Stock Warrants
   for Professional Services [3C]            --         --         --       --       84,912        --            --       84,912

  Capitalized Cost on Induced Conversion
   of Debentures [3G]                        --         --         --       --      225,931        --            --      225,931

  Capitalized Cost Associated with
   Issuance of Warrants and Common
   Stock [3F]                                --         --         --       --    1,054,000        --            --    1,054,000

  Net Loss                                   --         --         --       --           --        --    (5,312,942)  (5,312,942)
                                    ----------- ---------- ----------  -------  -----------  --------  ------------  -----------

Balance - October 31, 1997 [As
  Restated] [3]                              --         -- 38,665,632   38,666   18,741,968        --   (11,737,376)   7,043,258

  Waived Officers' Salaries                  --         --         --       --      161,045        --            --      161,045

  Issuance of 75,000 Common Shares
   to Board Member                           --         --     75,000       75      122,175        --            --      122,250

  Deferred Compensation to
   Board Member                              --         --         --       --           --   (81,500)           --      (81,500)

  Net Loss                                   --         --         --       --           --        --    (9,408,330)  (9,408,330)
                                    ----------- ---------- ----------  -------  ----------- ---------  ------------  -----------

  Balance - October 31, 1998                 -- $       -- 38,740,632  $38,741  $19,025,188 $(81,500) $(21,145,706)  $(2,163,277)
                                    =========== ========== ==========  =======  =========== ========  ============   ===========


The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                 Years ended
                                                                 October 31,
                                                            1 9 9 8       1 9 9 7
                                                            -------       -------
                                                                        [As Restated]
Cash Flows From Operating Activities:
  Net Loss                                                $(9,408,330)  $(5,312,942)
                                                          -----------   -----------
  Noncash Items:
   Depreciation and Amortization [including
     cumulative effect adjustment in 1998]                  3,048,741     3,495,116
   Amortization of Debt Issue Costs                         1,264,828       875,017
   [Gain] Loss on Sale of Fixed Assets                         (9,000)       18,693
   Waived Officers' Salaries                                  161,045            --
   Amortization of Director's Deferred Compensation            40,750            --
   Induced Conversion Expenses on Debentures                       --       225,931
   Warrants Issued for Professional Services                       --        84,912
   Impairment of Land Held for Development                  1,254,970            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Inventory                                                (32,033)      187,266
     Other Current Assets                                      17,902       186,309

   [Decrease] Increase in:
     Accounts Payable                                        (180,872)     (119,703)
     Incremental Progressive Slot Liability                    20,868    (1,641,992)
     Slot Club Liability                                      123,368       225,581
     Interest Payable                                       2,079,394       667,232
     Accrued Expenses                                         572,004      (500,837)
     Other Current Liabilities                                (28,401)      121,927
                                                          -----------   -----------

     Total Adjustments                                      8,333,564     3,825,452
                                                          -----------   -----------

  Net Cash Used by Operating Activities                    (1,074,766)   (1,487,490)
                                                          -----------   -----------

Cash Flows from Investing Activities:
  Purchase/Construction of Land, Building, and Equipment     (313,592)   (1,445,187)
  Proceeds from Sale of Fixed Assets                            9,000            --
  Decrease in Deposits                                          1,180        25,000
  Advances to Officers                                         11,812       379,617
                                                          -----------   -----------

  Net Cash Used by Investing Activities                      (291,600)   (1,040,570)
                                                          -----------   -----------

Cash Flows From Financing Activities:
  Borrowings/Repayments of Advances from Officers              30,000      (137,255)
  Net Borrowings under Revolving Credit Facility           13,655,296            --
  Payments for Debt Issue Costs                              (398,569)     (981,000)
  Repayments of Long-Term Debt - Related Party                (78,227)     (213,696)
  Repayments of Long-Term Debt                            (10,660,482)     (326,385)
  Borrowings under Long-Term Debt Agreements                       --     4,223,000
  Repayments of Capital Lease Obligations                  (1,570,620)     (903,111)
                                                          -----------   -----------

  Net Cash Provided by Financing Activities                   977,398     1,661,553
                                                          -----------   -----------

  [Decrease] in Cash and Cash Equivalents - Forward       $  (388,968)  $  (866,507)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                Years ended
                                                                October 31,
                                                            1 9 9 8       1 9 9 7
                                                            -------       -------
                                                                        [As Restated]

  [Decrease] in Cash and Cash Equivalents - Forwarded     $  (388,968)  $  (866,507)

Cash and Cash Equivalents - Beginning of Years              1,962,487     2,828,994
                                                          -----------   -----------

  Cash and Cash Equivalents - End of Years                $ 1,573,519   $ 1,962,487
                                                          ===========   ===========

Supplemental Cash Flow Information:
  Cash Paid for Interest and Income Taxes are as follow:
   Interest                                               $ 3,225,379   $ 6,967,843
   Income Taxes                                           $        --   $        --

Noncash Investing and Financing Activities:
  Common Stock Issued for Debt                            $        --   $ 2,663,984
                                                          ===========   ===========

  Common Stock Issued for Property and Services           $   122,250   $   150,000
                                                          ===========   ===========

  Preferred Stock Converted to Common Stock               $        --   $ 2,500,000
                                                          ===========   ===========

  Land, Building and Equipment Financed Through Debt      $ 2,372,278   $ 3,763,424
                                                          ===========   ===========

  Capital Lease Renegotiated to Long-Term Debt            $   653,581   $        --
                                                          ===========   ===========


The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Nature of Operations and Business Risk Factors

Colorado Casino Resorts, Inc. ["CCRI"] is an owner, developer and operator of gaming properties. At October 31, 1998 and 1997, CCRI owned and operated two casino properties in Cripple Creek, Colorado -- The Double Eagle Hotel & Casino ["The Double Eagle"] and Creeker's Casino ["Creeker's"]. CCRI began efforts to develop casino operations in Cripple Creek, Colorado in 1991.

Cripple Creek is one of three cities in the State of Colorado permitted to have limited stakes gaming. Gaming in Colorado is controlled by the Colorado Limited Gaming Control Commission [the "Commission]. Limited stakes gaming is defined as the use of slot machines and card games of blackjack and poker, each with a maximum single bet of five dollars. As compared to gaming in jurisdictions with unlimited stakes gaming, the five dollar per bet limit in Colorado restricts revenues that CCRI derives, however, management believes that slot machine play, which accounts for over 94% of total gaming revenues, is currently impacted only marginally by the five dollar limitation.

Colorado casinos may operate only between 8:00 am to 2:00 am, and have certain square footage limitations placed on them related to how much space in a location may be used for gaming purposes. Colorado casinos may not provide credit to its gaming patrons and no licensee may provide credit to any person for the purpose of gaming. CCRI obtains most of its revenues from slot machines, and a decrease in the popularity of slot machines [including keno and video power machines] could adversely impact CCRI's operations. Violation of Commission gaming regulations could adversely affect CCRI's ability to conduct gaming operations in the State of Colorado.

Casinos in Cripple Creek draw patrons primarily from Colorado Springs, Colorado, and, to a lesser extent, from the greater Denver, Colorado area. Cripple Creek is a mountain tourist town and its gaming market is subject to seasonal fluctuations. Typically, CCRI's gaming revenues are greater in the summer tourist season and are lower from October through April. Because all of CCRI's hotel and casino operations are located in Cripple Creek, Colorado, CCRI is therefore exposed to conditions that are specific to Colorado and the Cripple Creek market. These include complications caused by weather or road closures. The legalization of gaming in or near Colorado Springs, or Denver, Colorado, would adversely impact CCRI's operations, however, Colorado law requires statewide voter approval to expand gaming into any location other than the three aforementioned cities. In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to increases in Native American gaming operations, and CCRI's two casinos may compete for customers with casinos located on Indian reservations.

In 1992 and 1993, CCRI, through certain predecessor companies [principally Lyric Development Company, Inc. or "Lyric" - See Note 8, Related Parties and Related Party Transactions], acquired land in Cripple Creek, including the land where The Double Eagle now stands for $4.35 million. In January 1994, CCRI, formerly known as Airline of the Virgin Islands, Inc., ["AVI," a reporting company under the Securities Exchange Act of 1934 with no assets or operations] completed a reverse merger transaction in which the predecessor companies transferred their land holdings in exchange for a controlling interest in AVI. Specifically, in this merger transaction, Lyric contributed its land holdings in exchange for approximately 80% of the then issued and outstanding voting stock of AVI, the surviving entity for accounting purposes. Upon completion of the merger, the corporate name was changed from AVI to CCRI. In March 1995, CCRI acquired Creeker's Casino in a merger transaction with Creeker's, Inc. that was accounted for as a pooling of interest. In August 1996, CCRI completed the development and construction of The Double Eagle and opened it to the public.

The Double Eagle is the largest casino/hotel in Cripple Creek offering 158 guest rooms, a 45,000 square- foot casino with approximately 600 slot machines and five blackjack tables, two bars, an approximately 85 seat restaurant, an entertainment stage, and a gift shop. Creeker's Casino is a 19,000 square-foot casino with approximately 200 slot machines, two bars and a restaurant. While there have been unsuccessful attempts to unionize gaming employees during 1998, none of CCRI's employees are currently represented by a union or any other form of collective bargaining unit.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies

[A] Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the CCRI and its wholly-owned subsidiaries [the "Company"]. All material intercompany balances and transactions have been eliminated.

[B] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[C] Inventory - Inventory consists of food, beverages and gift shop items and is recorded at the lower of cost [first-in, first-out method] or market.

[D] Casino Revenues - Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

[E] Tokens and Chips - The cost of tokens and chips used in casino play are expensed as incurred [See Note 3I].

[F] Slot Club Liability - The Company has established slot "Clubs" for its preferred players who may insert a special card into slot, keno, and video poker machines while playing in the Company's casinos to earn "points." Based on their point totals, members receive various cash and gift prizes. The Company accrues the cost of points as such points are earned through slot play by members of the Company's slot clubs [See Note 3H].

[G] Outstanding Gaming Chip Liability - When customers exchange cash for gaming chips, the Company has a liability as long as those chips are not redeemed or won by the house. That liability is established by determining the difference between the total chips placed in service and the actual inventory of chips in custody or under the control of the casino. The chip liability is adjusted periodically to reflect an estimate of chips that will never be redeemed [for example, chips that have been lost or taken as souvenirs].

[H] Promotional Allowances - Gross revenues include the retail amount of rooms, food, and beverage provided gratuitously to customers, which amounted to $1,749,566 and $1,833,564 for the years ended October 31, 1998 and 1997, respectively. When computing net revenues, the retail amount of food and beverage gratuitously provided to customers is deducted from revenues as Promotional Allowances.

[I] Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

[J] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company's trade accounts receivable consist of amounts due related to its hotel operations. The State of Colorado does not permit the extension of credit for gaming purposes.

The Company places its cash and cash equivalents with high credit quality institutions, primarily with banks located in the State of Colorado, to limit its credit exposure. Cash balances are insured by the FDIC up to $100,000 per depositor. The Company's cash balances with financial institutions typically exceed FDIC insured limits. The Company's cash balances on deposit with two Colorado banks at October 31, 1998, exceeded the balance insured by the FDIC by approximately $540,000. The Company does not require collateral for its financial instruments.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[K]  Advertising   Expense  -  Advertising   costs  are  expensed  as  incurred.
Advertising expense was $1,438,867 and $1,138,868 for the years ended October 31, 1998 and 1997, respectively.

[L] Debt Issue and Extension Costs - Debt issue and extension costs are being amortized over the life of the related loans.

[M] Income Taxes - Pursuant to Statement of Financial Accounting Standards ["SFAS'] No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets not expected to be realized. The Company and its subsidiaries file consolidated tax returns.

[N] Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ["APB Opinion No. 25"] with regard to the accounting for its employee stock options. Under APB Opinion No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

[O] Impairment - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

[P] Land, Building, and Equipment - Land, building and equipment are stated at cost. Furniture and equipment are being depreciated over their estimated useful lives of 3-7 years using the straight-line method. Building and improvements are being depreciated over their estimated useful lives of 40 years using the straight-line basis.

In fiscal year 1998, management reevaluated the periods of amortization of its long-lived assets, including capitalized leased assets, and revised its estimates of useful lives. Also, prior to fiscal year 1998, CCRI had used accelerated methods of depreciation as well as the straight-line method. The effect of the change in the estimated lives of its long-lived assets and the change from accelerated methods to the straight-line method of depreciation resulted in an increase of $520,439 and a decrease of $457,016, respectively, in depreciation for the year ended October 31, 1998. The effect of the change in depreciation method is reflected as a cumulative effect of an accounting change in the statement of operations [See Note 18]. The effect of the change in estimated lives of depreciable assets increased the net loss for the year ended October 31, 1998, by $520,439.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

[Q] Net Loss Per Share - The Financial Accounting Standards Board has issued SFAS No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings [loss] per share data in the financial statements for the year ended October 31, 1998, have been calculated in accordance with SFAS No. 128. SFAS No. 128 requires restatement of all prior period earnings [loss] per share data presented, however, because of the Company's net loss position, earnings [loss] per share results would be the same.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share because to do so would have been antidilutive for the periods presented, however, such options and warrants could potentially dilute basic earnings per share in the future.

The dilutive effect of convertible debt is reflected in dilutive earnings per share by the application of the if-converted method. Convertible debt will have a dilutive effect only when the amount of interest [net of tax] on a per share basis is less than basic earnings per share. The Company's convertible debt does not affect the loss per share calculations because it would be antidilutive for the years presented, however, such convertible debt could potentially dilute basic earnings per share in the future.

[R]  Reclassifications  - Certain  prior year items  have been  reclassified  to
conform   with   the   current   year's    presentation.    Other    significant
reclassifications are described in Note 3.

[3] Restatements and Reclassifications to 1997 and 1996 Financial Statements Previously Filed

Management has made several restatements and reclassifications to the Company's 1997 and 1996 fiscal year financial statements. The 1997 restatements and reclassifications are discussed in the following paragraphs.

[A] Effective August 1, 1996, the Company entered into an agreement to lease 694 gaming devices [principally slot machines] for a period of three (3) years. At the origination of the lease, management estimated that the economic life of the gaming devices was four (4) years. Based on the above, the Company classified this lease as a capital lease and originally recorded an asset and corresponding liability of $4,892,735 for the present value of the future minimum lease payments [including the lease purchase option]. However, since the purchase option was not a "bargain purchase option," as such term in defined is SFAS No. 13, "Accounting for Leases," the present value of the purchase option should not have been capitalized as part of the capital lease and corresponding liability. The amount that should have been recorded at the inception of the lease at August 1, 1996, is $4,121,532 [excluding the non-bargain lease purchase option].

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[3] Restatements and Reclassifications to 1997 and 1996 Financial Statements Previously Filed [Continued]

[A] [Continued] At October 31, 1997, management changed the estimated economic life of the gaming devices to seven (7) years and changed the classification of this lease from a capital lease to an operating lease based on an understanding that this change in estimated economic life required a reevaluation of the original criterion for lease capitalization. Based on the foregoing, the remaining balances [after the adjustment described in the preceding paragraph] of the unamortized net capitalized leased asset [approximately $2,500,000] and the related liability [approximately $4,000,000] were removed from the Company's balance sheet.

During the reaudit of its 1997 financial statements, management was advised that pursuant to SFAS No. 13, "Accounting for Leases," a change in the estimated economic life of a leased asset does not change the classification of the lease from a capital lease to an operating lease. Also pursuant to SFAS No. 13, when the criterion for capitalizing a leased asset is based on the length of the lease term in relation to the economic life of the leased asset, the amortization period should be the lease term not the estimated economic life. The Company's balance sheet at October 31, 1997, has been restated to reflect the lease as a continuing capital lease, and the amortization period was restored to three (3) years.

[B] The Company also leases various other assets [See Note 7] and had amortized their capitalized lease cost over their estimated economic life. Similar to the situation described in [A], however, because the criterion for capitalizing these leased assets was based on the lease term in relation to the estimated economic life of the leased asset, the amortization period should have been the lease term not the estimated economic life. The effect of recomputing amortization expense for these leased assets was to increase amortization expense by approximately $241,000 for the year ended October 31, 1997.

[C] During its 1997 fiscal year, management granted 200,000 stock warrants to a corporation that provided the Company with professional services. The Company did not record an expense associated with the issuance of these warrants in its 1997 fiscal year financial statements. Based on the Black- Scholes option pricing model, and using a risk-free interest rate of 5.4% and an estimated life for the warrants of 3 years, with an estimated volatility of 75%, results in an estimated expense related to the issuance of the aforementioned warrants of approximately $85,000. The Company's 1997 fiscal year financial statements have been restated accordingly.

[D] During the Company's 1997 fiscal year, management entered into two software license agreements which were treated as the equivalent of capital leases for financial reporting purposes. In this regard, assets and liabilities of $310,000 were originally recorded on the balance sheet related to these license agreements. No assets, however, were acquired as part of these license agreements, as the licensed software will revert back to the respective licensors at the end of the license agreements and no other criteria for capitalization existed. Accordingly, the asset and liability amounts have been reversed and the license payments originally recorded as reductions of debt and interest expense of approximately $116,000 have been reclassified to general and administrative expense in the statement of operations for the year ended October 31, 1997. Additionally, the amount of depreciation recorded that was related to the allocation of the cost of the improperly recorded asset of approximately $34,000 has been reversed.

[E] Gaming in the State of Colorado is controlled by the Colorado Limited Gaming Control Commission [the "Commission"]. In their capacity as regulator of gaming in the State of Colorado, the Commission issues various regulations, some of which have internal control and related accounting and financial reporting implications. In one of their originally issued regulations, the Commission required that a liability for both base and progressive jackpots be maintained for applicable slot machines [a progressive jackpot is a slot machine payoff indicator, in which the payoff increases as the machine is played]. During 1997, the Commission changed its requirements for maintaining the base jackpots on slot machines; and, accordingly, the Company derecognized its recorded liability for base jackpots by increasing its casino revenues by $1,152,783. Because the extinguishment of the base jackpot liability was mandated by a regulator, the derecognition of this liability has been reclassified from casino revenues and presented as an extraordinary gain of $760,837, net of applicable income tax of $391,946 [$.02 per share].

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[3] Restatements and Reclassifications to 1997 and 1996 Financial Statements Previously Filed [Continued]

[F] On various dates  between July 18, 1995 and September 30, 1995,  CCRI issued to Gemini Ventures, LLC ["Gemini"] 250,000 shares of Series One Convertible Preferred stock ["Series One Preferred Stock"]. Gemini is a company controlled by Mr. Sam Halpern, a Director of CCRI. Also, as more fully described in Note 8, Related Parties and Related Party Transactions, Gemini has loaned $2,087,500 to Mr. Gilbert Sisneros, a Vice President and Director of CCRI, who in turn loaned the same amount of $2,087,500 to CCRI. In June 1997, the Series One Preferred Stock was converted into 1,400,000 shares of CCRI Common Stock. Initially, each share of the Series One Preferred Convertible Stock was convertible into 4 shares of Common Stock [total of 1,000,000 shares] and 4 common stock purchase warrants [total of 1,000,000 warrants] at $4 per warrant with expiration in three years. A modification to the conversion feature increased the number of shares of Common Stock issuable upon conversion of the Series One Preferred Convertible Stock from 1,000,000 to 1,400,000 shares. Another modification to the conversion feature increased the number of warrants exercisable from
1,000,000 to 1,400,000, decreased the conversion price from $4 to $2.50 per warrant, and increased the expiration period from three years to five years. In consideration for these modifications to the conversion terms of the Series One Preferred Stock, Gemini extended the maturity date of its loan to Mr. Sisneros from May 30, 1997 to January 28, 1999. Mr. Sisneros, in turn, extended the due date on this loan to CCRI to January 28, 1999, and then further extended the due date to April 30, 1999, to coincide with a similar extension Mr. Sisneros received from Gemini. A cost associated with the issuance of the above described additional 400,000 shares of CCRI Common Stock and 400,000 warrants was not recorded in the Company's financial statements filed in its Form 10-K for the year ended October 31, 1997. The cost of the issuance of the additional 400,000 shares of CCRI Common Stock and 400,000 warrants is estimated to be $1,054,000, which cost is being amortized over a 20 month period. For the years ended October 31, 1998 and 1997, $632,400 and $263,500, respectively, have been recorded as interest expense representing the allocation of the cost of these additional issuances.

[G] On January 29, 1996, CCRI issued $1,000,000 of convertible debentures to AJG Investments Hong Kong, Ltd., and on March 26, 1996, issued $1,500,000 of convertible debentures to Cameron Capital Management Ltd. These debentures were converted into a total of 2,627,921 shares of CCRI Common Stock during the 1997 fiscal year. While this convertible debt was being converted to equity securities of CCRI, CCRI and these debt holders modified the conversion formula from a conversion price which was discounted to the market price of CCRI common shares to a fixed conversion price per share, thus placing a floor on the conversion price. Presuming the market price would not have been reduced by debt conversion, this modification to the conversion terms resulted in the issuance of an additional 180,745 shares of CCRI common stock to the debt holders than the amount provided under the original conversion formula. A cost associated with the issuance of these additional 180,745 shares of CCRI Common Stock was not recorded in the Company's financial statements for the year ended October 31, 1997. The cost of the issuance of the additional 180,745 shares of CCRI Common Stock is estimated to be approximately $226,000, which amount has been recorded as interest expense for the year ended October 31, 1997.

[H] CCRI established the use of a computerized player tracking system to monitor the wagering of selected patrons and to provide the Company with information to assist management in planning and directing its marketing efforts to its customers. Selected patrons are encouraged to insert their frequent player card into slot, keno, and video poker machines while playing in the Company's casinos to earn points. Using the tracking system to track wagering, management rewards these patrons based on their point total with various cash and gift prizes. The cost of these points as such points were earned through slot play had not been accrued in the Company's financial statements. Management estimates the cost of these points to be $225,581 for the year ended October 31, 1997.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------




[3] Restatements and Reclassifications to 1997 and 1996 Financial Statements Previously Filed [Continued]

[I] It had been the Company's policy to capitalize the cost of its tokens and chips. The total cost of capitalized tokens and chips since the inception of the Company's casino operations amounted to approximately $118,000. The Company, however, has not amortized or otherwise expensed any of the cost of its tokens and chips during the years of their use in the operation of the Company's two casinos. The Company has restated casino expense to include the write off of its tokens and chips in 1997 and has adopted a policy of expensing such costs as incurred.

[J] On April 28, 1997, the El Paso County District Court approved settlement of a lawsuit which was brought by the Company to enforce an agreement which placed a time restriction on when certain parties could sell unrestricted common stock of the Company. As part of the settlement, the Company agreed to issue 25,000 shares of its common stock to these parties in April, 1999. On the court approved settlement date, the fair value of the Company's common stock was approximately $2 per share, and, accordingly, the Company is recording a $50,000 settlement cost in its 1997 financial statements.

The Company intends to amend its Form 10-KSB for the year ended October 31, 1997, and its three quarterly reports on Form 10-QSB for the year ended October 31, 1997 to reflect the above restatements and reclassifications.

The net effect of the above restatements on operations for the year ended October 31, 1997, was an increase in the loss before extraordinary item and net loss for the year of $2,416,274 [$.07 per share], reflecting retroactive application of the prior period adjustments to the following components of operations:

                                                            Effect on Net Loss
                                                            Increase/[Decrease]
                                                                to Amounts
                                                            Previously Reported

Casino Operations [3I]                                           $    118,245
Marketing [3H]                                                        225,581
General and Administrative Expenses [3C], [3D], [3J]                  218,294
Depreciation and Amortization [3A], [3B], [3D]                        878,238
Interest Expense [3D], [3F], [3G]                                     975,916
                                                                 ------------

Increase to Loss Before Extraordinary Item and
  Net Loss for the Year Ended October 31, 1997                      2,416,274
                                                                 ------------

Accumulated Deficit - October 31, 1997, As Previously Reported      8,000,495
Effect of 1996 Restatements                                         1,320,607

Accumulated Deficit - October 31, 1997, As Previously Reported,
  Adjusted for Effect of 1996 Restatements                          9,321,102

  Accumulated Deficit - October 31, 1997, As Restated            $ 11,737,376
  ---------------------------------------------------            ============

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[4] Going Concern Issues and Management's Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, CCRI has incurred net losses of $9,408,330 and $5,312,942 for the years ended October 31, 1998 and 1997, respectively, and has accumulated a deficit since inception of $21,145,706. In addition, CCRI has $44,022,355 of liabilities due within one year, but only $2,145,172 in current assets. Management's plans to address these conditions are discussed in the following paragraphs.

As a key element of its strategy to enhance revenues, cash flow, and profitability, CCRI is evaluating plans to build a four level, 400 space parking garage adjacent to The Double Eagle. The parking garage would be directly accessible to The Double Eagle by way of covered walkways across the alley that would separate The Double Eagle from the planned garage. As currently planned, the mezzanine level of the new parking facility would include a 5,000 square-foot conference facility complete with meeting rooms, current audio-video equipment, bar and kitchen facilities, a small health spa and possibly an outdoor patio. As currently designed, the conference center would connect by an enclosed bridge walkway to the main casino floor of The Double Eagle. With these new facilities, CCRI would market The Double Eagle to conventions and other groups seeking quality meeting facilities in a gaming environment. CCRI expects that these facilities could increase the occupancy rate of The Double Eagle, especially mid-week and in the winter months.

The cost of this parking garage and conference center is estimated to be $6,500,000; funding for which is expected to come from a debt refinancing. The Company is currently evaluating a debt refinancing to replace a significant portion of the Company's debt as well as provide additional capital for the construction of the parking garage and conference center.

CCRI also plans to increase its share of the Cripple Creek market through increased and better targeted marketing programs. In this regard, CCRI has implemented a new media and marketing campaign and has also compiled a significant database of its customers from its slot clubs and intends to utilize this database to develop various promotional activities and special events aimed at its core customers.

While the Company's technical default of its negative covenant obligation to maintain a minimum trailing twelve month EBITDA under its revolving credit facility [$13,655,296 at October 31, 1998] has been waived by the lender at October 31, 1998, unless the Company meets its forecasts, it is unlikely the Company will satisfy its obligations under this agreement during the next fiscal year [See Note 19]. Also, over $20,000,000 [including $12,296,411 due to related parties] of the Company's long-term debt is due during fiscal 1999, plus interest of over $4,000,000; and the Company is negotiating extensions of these obligations. Also, the Company is in payment default on several of its leases. In this regard, management is negotiating payment plans with these creditors, although no assurance can be given that such extensions can or will be worked out.

If management is unable to effectuate its operational plan discussed above, and refinance its debt, the Company may seek protection under applicable bankruptcy laws, and/or the Company may lose its gaming license, or the Company may discontinue operations. Factors which may mitigate these occurrences, in addition to the successful completion of management's operational plan as discussed above, are an increase in the gaming market in Colorado generally, and more specifically in Cripple Creek, a reduction of competition in the gaming market in Cripple Creek, the Company's continued increased market share in Cripple Creek, and effective cost controls.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[4] Going Concern Issues and Management's Plans [Continued]

There can be no assurance that management's plans to reduce operating losses and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CCRI's long-term strategy focuses on developing or acquiring additional gaming properties. CCRI intends to pursue opportunities primarily outside of Colorado [including locations outside of the United States] in order to diversify its geographic base of operations. CCRI does not presently have any agreement to acquire or develop any additional gaming properties.

[5] Capital Stock

CCRI's authorized capital consists of 100,000,000 shares of common stock, par value $.001 per share ["Common Stock"] and 5,000,000 of preferred stock, par value $10.00 per share.

The holders of shares of Common Stock of CCRI do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors of CCRI. Mr. Rudy S. Saenz, the former President and Chief Executive Officer of CCRI [See Note 22], and Mr. Gilbert M. Sisneros, a Vice President of the Company, share voting and dispositive powers with respect to approximately 56% of the CCRI Common Stock through Double Eagle Investments, Ltd., and its general partner, Double Eagle Consolidated, Inc. The Common Stock does not convey any preemptive, subscription or conversion rights to its holders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future, including voting, dividend, and liquidation rights.

The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors is authorized to fix, in one or more series, the terms of preference and conversion of any preferred stock. The Board of Directors has authorized the issuance of two series of preferred stock. All shares of Series One Preferred Stock and Series Two Preferred Stock have been converted into Common Stock in fiscal 1997 and 1996, respectively, and no such shares remain outstanding or authorized for issuance.

The Series One Preferred Stock was issued to Gemini Ventures, LLC ["Gemini"] on various dates between July 18, 1995 and September 30, 1995. Gemini is a company controlled by Mr. Sam Halpern, a Director of CCRI. In addition to its conversion features, the Series One Preferred Stock included warrants granting Gemini the right to purchase an additional 1,000,000 shares of CCRI Common Stock. These features associated with the Series One Preferred Stock were subsequently modified. The modifications, which are more fully described in Notes 3 and 8, resulted in the issuance of an additional 400,000 shares of CCRI Common Stock and the issuance of additional 400,000 warrants. The cost of these modifications was $1,054,000, of which $632,400 and $263,500 has been expensed for the years ended October 31, 1998 and 1997, respectively. The Series One Preferred Stock issued to Gemini was ultimately converted into 1,400,000 shares of CCRI Common Stock in June 1997.

[6] Advances to Officers

Officers advanced funds to the Company in the amounts of $546,247 and $1,025,000 for the years ended October 31, 1998 and 1997, respectively. The Company advanced funds to officers in the amounts of $534,435 and $782,638 for the years ended October 31, 1998 and 1997, respectively. Outstanding advances to officers amounted to $125,443 and $137,255 at October 31, 1998 and 1997, respectively. Advances to officers are unsecured, due on demand and non-interest bearing.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[7] Land, Building and Equipment

Land, building, and equipment consist of the following [At Cost]:

                                                            October 31,
                                                       1 9 9 8      1 9 9 7
                                                                 [As Restated]

Land and Improvements                               $11,610,580  $11,610,580
Building                                             23,164,270   23,164,270
Building Improvements                                   445,646      434,476
Furniture and Fixtures                                2,730,758    2,726,401
Machinery and Equipment                               7,896,873    2,873,678
Computer and Office Equipment                           252,225      187,777
Leasehold Improvements                                   13,881       13,881
Equipment under Capital Lease                         2,425,730    6,547,262
Other                                                    32,300           --
                                                    -----------  -----------

Totals                                               48,572,263   47,558,325
Less: Accumulated Depreciation                        8,113,245    5,065,744
                                                    -----------  -----------

  Land, Building, and Equipment - Net               $40,459,018  $42,492,581
  -----------------------------------               ===========  ===========

Substantially all assets of CCRI, including those of its subsidiaries, are either mortgaged, pledged, subject to lien, or otherwise used as collateral for indebtedness.

The following is a summary of equipment held under capital lease [See Note 11]:

Gaming Equipment                                    $   542,049  $ 4,663,581
Computer Equipment                                      405,066      405,066
Transportation Equipment                                 96,292       96,292
Signs                                                   594,403      594,403
Hotel Furniture and Fixtures                            105,354      105,354
Communications Equipment                                271,361      271,361
Surveillance Equipment                                  411,205      411,205
                                                    -----------  -----------

Total Equipment Held under Capital Leases             2,425,730    6,547,262
Less: Accumulated Depreciation                        1,388,619    2,326,804
                                                    -----------  -----------

  Net Equipment Held under Capital Leases           $ 1,037,111  $ 4,220,458
  ---------------------------------------           ===========  ===========

 Depreciation on assets under capital leases charged to expense for the years ended October 31, 1998 and 1997, was $1,324,023 and $2,001,826, respectively.

[8] Related Parties and Related Party Transactions

Mr. Rudy S. Saenz, the former President and Chief Executive Officer of CCRI and a Director of the Company [See Note 22], and Mr. Gilbert M. Sisneros, a Vice President and Director of the Company, share voting and dispositive powers with respect to approximately 56% of CCRI Common Stock through Double Eagle Investments, Ltd., and its general partner, Double Eagle Consolidated, Inc. The limited partners of Double Eagle Investments, Ltd. are Mr. Saenz and Mr. Sisneros. The sole shareholders of Double Eagle Consolidated, Inc. are Mr. Saenz and Mr. Sisneros.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[8] Related Parties and Related Party Transactions [Continued]

In addition, Mr. Saenz and Mr. Sisneros, and Mr. Peter Tedesco are the three general partners of TSC Enterprises ["TSC"], a Colorado general partnership. CCRI acquired thirteen undeveloped lots from TSC in exchange for the issuance of a 7.05% convertible promissory note in the principal amount of $4,500,000 [See
Note 12]. Accrued interest related to the convertible debt is $909,261 at October 31, 1998. Also, at October 31, 1998, there remains outstanding $441,411 related to a 1992 unsecured promissory note, bearing interest at 16%, issued by CCRI to TSC in connection with the acquisition of four of the nine lots where The Double Eagle now stands. Accrued interest on this unsecured note is $47,084 at October 31, 1998 [See Note 9].

In 1992, CCRI, through certain predecessor companies, principally Lyric Development Company, Inc. ["Lyric"] acquired land in Cripple Creek, including the land where The Double Eagle now stands for $4.35 million. In 1994, Lyric contributed its land holdings in exchange for approximately 80% of the then issued and outstanding voting stock of Airline of the Virgin Islands, Inc. ["AVI"], a reporting company under the Securities Exchange Act of 1934, having no assets or operations, in a transaction accounted for as a reverse acquisition with AVI being the surviving company for accounting purposes [See Note 1]. Upon completion of the merger, the Company changed its corporate name from AVI to CCRI. From 1992 to 1994, Mr. Saenz was the chief executive officer and director of Lyric.

In 1995, CCRI acquired Creeker's Casino in a merger transaction with Creeker's, Inc. that was accounted for as a pooling of interest. Mr. Sisneros was one of the original founders of Creeker's, Inc.

Funding for the construction and development of The Double Eagle was indirectly, but substantively, provided by Euro Investments ["Euro"] and Gemini Ventures, LLC ["Gemini"] in the amounts of $5,267,500, and $2,087,500, respectively. Gemini is a company controlled by Mr. Sam Halpern, a Director of CCRI. Mr. Sisneros acted as the conduit of these funds from Euro and Gemini to CCRI in that Euro loaned Mr. Sisneros $5,267,500 at 20% interest and then Mr. Sisneros loaned CCRI $5,267,500 at 20.1% interest, and Gemini loaned Mr. Sisneros $2,087,500 at 14% interest and then Mr. Sisneros loaned CCRI $2,087,500 at 14.1% interest. Mr. Sisneros' notes with Euro and Gemini are collateralized by the notes, in like amount between CCRI and Mr. Sisneros [See Note 9]. CCRI is not a guarantor of Mr. Sisneros' notes to Euro and Gemini.

On various dates between July 18, 1995 and September 30, 1995, CCRI also issued to Gemini 250,000 shares of Series One Convertible Preferred Stock ["Series One Preferred Stock"]. In June 1997, the Series One Preferred Stock was converted into 1,400,000 shares of CCRI Common Stock. Prior to the conversion, the conversion features were modified. Initially, each share of the Series One Preferred Stock was convertible into 4 shares of Common Stock [a total of 1 million shares] and 4 common stock purchase warrants [a total of 1 million warrants] at $4 per warrant with expiration in three years. One modification to the conversion terms increased the number of shares of Common Stock issuable upon conversion of the Series One Preferred Stock from 1,000,000 to 1,400,000. Another modification to the conversion terms increased the number of warrants exercisable from 1,000,000 to 1,400,000; decreased the conversion price from $4 to $2.50 per warrant; and increased the expiration period from three years to five years. The cost associated with modifying the conversion terms of the Series One Preferred Stock is $1,054,000, of which $632,400 and $263,500 has been expensed for the years ended October 31, 1998 and 1997, respectively. In consideration for these modifications to the conversion terms of the Series One Preferred Stock, Gemini extended the maturity date of its loan to Mr. Sisneros from May 30, 1997 to January 28, 1999. Mr. Sisneros, in turn, extended the due date on his loan to CCRI to January 28, 1999, and then further extended the due date to April 30, 1999, to coincide with a similar extension Mr.
Sisneros received from Gemini.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[8] Related Parties and Related Party Transactions [Continued]

In August 1996, CCRI ceased pursuing the renewal of a required license of a former officer and shareholder of CCRI before the Colorado Gaming Commission. To assure the continued operation of CCRI's casinos, Mr. Saenz and Mr. Sisneros agreed to acquire such person's interest in CCRI [including a one-third interest in Double Eagle Investments. Ltd. and TSC Enterprises] in exchange for a $3,000,000 note bearing interest at a rate of 7% per year. To assist Mr. Saenz and Mr. Sisneros in making the $55,443 per month payment due under this note, CCRI has, since November 1, 1996, advanced a total of approximately $1,057,000 to Mr. Saenz and Mr. Sisneros [Also, See Note 6].

Prospectors RV Park leases storage space to Creeker's Casino. During the years ended October 31, 1998 and 1997, $24,705 and $56,400, respectively, was paid to Prospectors RV Park. Mr. Peter Tedesco is the owner operator of Prospectors RV Park. Mr. Tedesco is one of three general partners in TSC Enterprises.

The Company's General Counsel, who is also a director of the Company, does not receive a salary from the Company. In consideration for his legal services to the Company, however, the Company has paid him $92,000 and $72,000 for the years ended October 31, 1998 and 1997, respectively [See Note 22].

[9] Long-Term Debt - Related Parties

Long-term debt, related parties consists of the following [this note should be read in conjunction with Note 8]:

                                                               October 31,
                                                          1 9 9 8       1 9 9 7

Notes payable, stockholder, dated November 1995,
 interest at 14.10% per annum, principal due
 April 30, 1999, collateralized by Creeker's, Inc.
 common stock                                           $2,087,500   $ 2,087,500

Notes payable, stockholder, dated November 1995,
 interest at 20.10% per annum, principal due
 April 30, 1999, collateralized by Creeker's, Inc.
 common stock                                            5,267,500     5,267,500

Note payable,  related  limited  partnership,
 unsecured,  dated September 1992, payable  in monthly
 installments  of $17,777  including  interest  at 16% per
  annum, with a final payment due
  November 1, 1999                                         441,411       519,638
                                                        ----------   -----------

Total Long-Term Debt - Related Parties                   7,796,411     7,874,638
Less: Current Portion                                    7,796,411            --
                                                        ----------   -----------

  Totals                                                $       --   $ 7,874,638
  ------                                                ==========   ===========

Total related party interest expense under all debt arrangements [including the convertible debenture See Note 12] amounted to $1,744,216 and $1,783,002 for the years ended October 31, 1998 and 1997, respectively.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------


[10] Long-Term Debt

Long-Term debt consists of the following:
                                                                October 31,
                                                            1 9 9 8      1 9 9 7
Note payable, corporation,  dated April 1996, amended
  September 1997, payable in monthly  installments,
  interest  payable at 12% per annum,  due  November 15,
  1998,  but was paid off in July  1998  with  line of
  credit  [See  Note  19], collateralized by deed of trusts
  and personal property                                    $      -- $ 7,588,889

Note payable, corporation, dated July 1996, interest
  payable at 18% per annum, principal due July 1999        4,000,000   4,000,000

Notes payable, corporation, unsecured, dated January-
 July 1997, interest payable at 18% per annum, principal
 due April 1999                                            2,350,000   2,350,000

Mortgage payable, individual, dated October 1995,
  currently payable in monthly installments of $14,764
  including interest at 8% per annum, interest rate
  adjustable to prime plus 2% on March 30, 1999, and every
  3.5 years thereafter, not to exceed 12% or be less
  than 4%, due November 2025, collateralized by deed of
  trust on the land where Creeker's Casino is situated as
  well as the fixtures and improvements situated thereon   2,027,962   2,042,272

Note payable, corporation, dated September 1997, interest
  only payable quarterly at 9% per annum, with the
  principal balance due January 2003, but was paid off
  in July 1998 with line of  credit  [See Note 19],
  collateralized  by deeds of trust and personal property         --   1,730,853

Mortgage  payable,   individual,   dated  September  1995,
  payable  in  monthly installments of $7,875, including
  interest at 9% per annum, due August 31, 2000,
  collateralized by deed of trust                          1,050,000   1,050,000

Note payable, financial institution, assumed June 1997,
  payable in monthly installments of $9,369, including
  interest at prime plus 1.5%, [10% total rate at
  October 31, 1997], due September 1999, but was paid off
  in July 1998 with line of credit [See Note 19],
  collateralized by deed of trust                                 --     879,147

Note payable, corporation,  dated December 1995, payable
 in monthly installments of  $31,092,  including  interest
 at 11% per annum,  with a final  payment due
 October  19,  1998,  extended to October 19,  1999,
 collateralized  by gaming equipment                         698,583     769,943

Note payable,  corporation,  dated May 1996, payable in
 monthly  installments of $4,444,  including  interest
 at 11% per  annum,  due June 1998,  extended  to
  October 6, 1999, collateralized by gaming equipment         57,123      66,007

Note payable, corporation, dated July 1998, payable in
 monthly installments of $50,000, including interest at
 12% per annum, with a final payment due July 31, 1999,
 collateralized by gaming equipment                        3,349,468          --
                                                         ----------- -----------

  Totals - Forward                                       $13,533,136 $20,477,111

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------




[10] Long-Term Debt [Continued]
                                                               October 31,
                                                           1 9 9 8      1 9 9 7

  Totals - Forwarded                                     $13,533,136 $20,477,111

Note payable,  financial  institution,  dated
 September  26,  1997,  payable in monthly  installments
 of  $7,052  including  interest  at  prime  plus  1.5%,
 remaining  principal  due  October  1, 2002,
 collateralized  by deed of trust                            631,388     650,000

Mortgage payable,  individual,  dated October 1992
 modified August 1995, payable in monthly installments
 of $3,400,  including interest at 8% per annum, with a
 final principal payment due November 2006,
 collateralized by deed of trust                             242,191     262,715

Notes payable, various corporations, dated April 1996
 through July 1998, payable in aggregate monthly
 installments of $30,570 including interest at 8% to
 12.0%per annum, due April 1999 through February 2000,
 collateralized by various equipment                         321,950     474,191
                                                         ----------- -----------

Total Long-Term Debt                                      14,728,665  21,864,017
Less: Current Maturities                                  10,819,963   1,179,388
                                                         ----------- -----------

  Totals                                                 $ 3,908,702 $20,684,629
  ------                                                 =========== ===========

Future maturities of long-term debt and convertible debentures are as follows at October 31, 1998 [Also See Notes 9 and 12:

     Years Ended October 31,    Unrelated      Related Party        Total

            1999              $10,819,963      $12,296,411      $23,116,374
            2000                1,328,824              --         1,328,824
            2001                   45,650              --            45,650
            2002                  574,834              --           574,834
            2003                   21,188              --            21,188
            Thereafter          1,938,206              --         1,938,206
                              -----------      ----------       -----------

            Totals            $14,728,665      $12,296,411      $27,025,076
            ------            ===========      ===========      ===========

Creeker's Casino, Inc. had a $300,000 prime plus 1.5% per annum revolving line of credit agreement with a financial institution dated September 26, 1997, collateralized by a deed of trust and maturing in October 1, 1998. This line of credit expired and was not renewed.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


[11] Capital Leases

Capital lease obligations consist of the following:

                                                               October 31,
                                                          1 9 9 8       1 9 9 7

Gaming equipment  lease payable in monthly  installments
  of $136,894  including interest  imputed at 12.0% per
  annum with balance due November 1999 [equipment
  was purchased in 1998 - See Note 10 for note payable
  in the amount of $3,349,468].                         $       --   $ 3,829,038

Equipment lease payable in monthly  installments of
 $23,404  including  interest imputed  at  14.39%  per
 annum.  The lease  expires  in  August,  2001 and is
 collateralized by various equipment and furniture.        650,335       823,853

Equipment  leases payable in aggregate  monthly
 installments  totaling  $21,053 including  interest
 imputed  at 8% and 12% per annum.  The  leases  expire
 in August to October, 1999 and are collateralized by
 various equipment.                                        331,695       541,983

Equipment lease payable in monthly  installments  of
 $7,369  including  interest imputed  at  8.87%  per
 annum.   The  lease  expires  August,   1999  and  is
 collateralized by computer equipment.                      70,782       142,557

Equipment leases payable in aggregate monthly installments
  totaling $5,289 including interest imputed at 12% per
  annum. The leases expire July to September, 2001 and are
  collateralized by telephone and audio equipment.         150,790       193,777

Various equipment leases payable in aggregate monthly
  installments of $7,333 including interest imputed at
  8.16% to 13.85% per annum. The leases expire May 1999
  to July 2000 and are collateralized by equipment.         93,622       166,365
                                                        ----------   -----------

Present Value of Net Minimum Lease Payments              1,297,224     5,697,573
Less: Current Maturities                                   629,787     2,732,394
                                                        ----------   -----------

  Long-Term Lease Obligations                           $  667,437   $ 2,965,179
  ---------------------------                           ==========   ===========

The Company is in violation of several of its lease agreements for being delinquent in its lease payments. The Company is working with these lessors to cure these violations. If the Company is not successful in working out satisfactory arrangements with these lessors, the lessors have the legal right to take repossession of the equipment which is subject to the lease.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
------------------------------------------------------------------------------



[11] Capital Leases [Continued]

Future minimum lease payments under the leases are as follows at October 31, 1998:

Years Ended
October 31,                                            Amount

   1999                                             $   750,515
   2000                                                 465,214
   2001                                                 284,959
   2002                                                      --
   2003                                                      --
                                                    -----------

   Total Minimum Lease Payments                       1,500,688
   Less Amount Representing Interest                    203,464
                                                    -----------

     Present Value of Net Minimum Lease Payments    $ 1,297,224
                                                    ===========

[12] Convertible Debenture - Related Party

On August 18, 1994, the Company purchased real property, currently being held for future development, from a related party [See Note 8] in exchange for a convertible debenture in the amount of $4,500,000. The convertible debenture bears interest at 7.05% per annum, with the principal balance and any accrued interest due August 20, 1999. This debt was collateralized by a deed of trust on this property, however, a release of deed of trust was executed on April 11, 1996. The debenture is convertible into 9,000,000 shares of Company common stock at the election of the holder. The conversion of this debt to equity cannot be exercised prior to November 1, 1999. Accrued interest related to this debt is $909,261 at October 31, 1998.

[13] Stock Option and Stock Purchase Plans

A summary of the changes in outstanding Common Stock options and warrants is as follows:

                                                                Weighted-Average
                                                      Shares     Exercise Price

Balance - October 31, 1996                          1,087,500        $  1.81
  Granted                                           1,790,000        $  2.41
  Canceled/Forfeited                                 (585,000)       $  2.00
                                                   ----------        -------

Balance - October 31, 1997                          2,292,500        $  2.23
  Granted                                             115,000        $  1.63
  Canceled/Forfeited                                 (140,000)       $  2.00
                                                   ----------        -------

  Balance - October 31, 1998                        2,267,500        $  2.19
  --------------------------                       ==========        =======

The exercise price of all options and warrants granted during 1997 was above the stock price on the grant date. A total of 1,790,000 options and warrants were granted, with a weighted-average exercise price of $2.41 and a weighted-average fair value of $.69.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
------------------------------------------------------------------------------



[13] Stock Option and Stock Purchase Plans [Continued]

Of the 1,790,000 of options and warrants granted during fiscal 1997, management granted 200,000 stock warrants at an exercise price of $2.00 to a corporation that provided the Company with professional services. Based on the Black-Scholes option pricing model, and using a risk-free interest rate of 5.4% and an estimated life for the warrants of 3 years, with an estimated volatility of 75%, results in an estimated expense related to the issuance of the aforementioned warrants of approximately $85,000 [the weighted average fair value of warrants granted is approximately $.425].

A total of 115,000 options were granted during 1998. Of these, 75,000 were granted at an exercise price equal to the stock price on the date of grant. Accordingly, no compensation expense was recorded for these options. These options have a weighted-average exercise price of $1.63 and a fair value of $.87. The exercise price for the remaining 40,000 options granted will be established at the next shareholders' meeting. Accordingly, the compensation amount, if any, for the issuance of these stock options will be determined at that time.

The following table summarizes information about stock options at October 31, 1998:

                                                                   Exercisable
                            Outstanding Stock Options             Stock Options
                         Weighted-Average
   Range of                  Remaining     Weighted-Average     Weighted-Average
Exercise Prices  Shares  Contractual Life   Exercise Price Shares Exercise Price
---------------  ------  ----------------   ------------------------------------

         N/A      40,000      3.4 Years        $   N/A
   $    1.00     240,000      3.8 Years        $  1.00     240,000     $  1.00
   $    1.63      75,000      3.6 Years        $  1.63      25,000     $  1.63
   $    2.00     452,500      4.1 Years        $  2.00     312,500     $  2.00
   $    2.50   1,400,000      3.6 Years        $  2.50   1,400,000     $  2.50
   $    3.00      60,000        .9 Years       $  3.00      60,000     $  3.00
               ---------      ----------       -------   ---------     -------

               2,267,500      3.6 Years        $  2.19   2,037,500     $  2.25
               =========      =========        =======   =========     =======

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation." The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                     October 31,
                                 1 9 9 8     1 9 9 7
                                 -------     -------

Risk-Free Interest Rate           5.5%        5.4%
Expected Life                     3 Years     3 Years
Expected Volatility               77%         75%
Expected Dividends                None        None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
------------------------------------------------------------------------------


[13] Stock Option and Stock Purchase Plans [Continued]

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                         Years ended
                                         October 31,
                                     1 9 9 8       1 9 9 7
                                     -------       -------

Net Loss as Reported               $9,408,330   $5,312,942
Pro Forma Net Loss                 $9,403,417   $5,796,258
Loss Per Share as Reported         $      .24   $      .15
Pro Forma Loss Per Share           $      .24   $      .16

[14] Income Taxes

The tax effect of significant temporary differences and carrybacks which gave rise to the Company's deferred tax assets and liabilities are as follows:
                                                           Years ended
                                                           October 31,
                                                        1 9 9 8     1 9 9 7
                                                        -------     -------
Deferred Tax Assets:
  Net Operating Loss Carryforwards                    $5,500,000  $  2,400,000
  Cash Basis Tax Assets                                  433,000       482,000
  Slot Club Liability                                    130,000        85,000
  Depreciation and Amortization                         (380,000)     (350,000)
  Other                                                  243,000       280,000
                                                      ----------  ------------

  Totals                                               5,926,000     2,897,000
  Valuation Allowance                                 (5,926,000)   (2,897,000)
                                                      ----------  ------------

  Net Deferred Tax Asset                              $       --  $         --
  ----------------------                              ==========  ============

The increase in the valuation allowance for the year ended October 31, 1998 is $3,029,000.

The provision [benefit] for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                           Years ended
                                                           October 31,
                                                        1 9 9 8     1 9 9 7
                                                        -------     -------

Computed Federal Statutory Tax [Benefit]              $(3,400,000) $(2,600,000)
Valuation Allowance to Reduce Deferred Tax Asset        3,400,000    2,600,000
                                                      -----------  -----------

  Actual Income Tax Provision [Benefit]               $        --  $        --
  -------------------------------------               ===========  ===========

At October 31, 1997, the Company has estimated net operating tax loss carryforwards of approximately $6,400,000 available to offset taxable income through 2012. Effective for tax years beginning after August 5, 1997, the Taxpayer Relief Act of 1997 generally extends the number of tax years that a net operating loss for a tax year can be carried forward from 15 years to 20 years. Accordingly, the estimated tax loss of $9,000,000 for the year ended October 31, 1998, will be available to offset future taxable income through the year 2018. The utilization of any net operating tax loss carryforward is predicated on the Company having future taxable income [See Note 4 for Going Concern considerations]. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. Accordingly, if the Company should generate taxable income in future years, but undergo a greater than 50 percent point change in stock ownership, generally within a three year period, the Company's ability to utilize the net operating tax loss carryforwards would be impaired.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #19
------------------------------------------------------------------------------



[15] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain instruments, including cash and cash equivalents, accounts payable and accrued expenses, it was concluded that the carrying amount approximated fair value for these instruments because of their short maturities. Due to CCRI's financial condition at October 31, 1998, [See Note 4] management believes it is impracticable to provide a fair value estimate for debt classified as current at October 31, 1998, especially since such a large amount of such debt is due to related parties. Management believes that any attempt to estimate fair values for debt classified as current at October 31, 1998, would be dependent on assumptions that are so subjective as to render the estimate meaningless and potentially misleading. The fair value of the Company's long-term debt at any given date is estimated based on discounting expected cash flows at estimated rates, considering existing collateral and considering market conditions and risks that would be available to the Company for debt instruments of similar remaining maturities

                                                                 October 31,
                                                                   1 9 9 7
                                                                   -------
                                                           Carrying
                                                            Amount    Fair Value
                                                            ------    ----------

Convertible Debenture - Related Party                    $ 4,500,000 $ 4,145,236
Long-Term Debt - Related Party                           $ 7,874,638 $ 7,752,138
Long-Term Debt - Less Current Maturities                 $20,684,629 $19,895,370

The fair value of long-term debt less current maturities at October 31, 1998, [carrying amount $3,908,702] is estimated to be approximately $3,000,000.

[16] Commitments and Contingencies

Litigation - A former employee of the Company has filed both a worker's compensation claim and an EEOC claim [discrimination] against the Company. Counsel for the Company has advised that at this stage in the litigation process, he cannot determine the materiality of the claim amount or offer an opinion as to its probable outcome.

CCRI is also subject to certain other litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations, or cash flow of CCRI. However, as with all contingencies, it is at least reasonably possible that management's estimates will change within one year due to one or more confirming events and the effect of such change in estimate could be material.

Leases - The Company leases office space in Colorado Springs, Colorado, as its corporate headquarters, under a non-cancelable lease agreement which expired July, 1998. Such lease is currently on a month-to-month basis pending completion of new office space from the same lessor. Total rent expense amounted to $28,308 and $28,308 for the years ended October 31, 1998 and 1997, respectively. The new office space lease will be for five years at approximately $62,000 per year.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #20
------------------------------------------------------------------------------


[16] Commitments and Contingencies [Continued]

The  Company  is in  violation  of  several  of its lease  agreements  for being
delinquent  in  its  lease   payments.   Management  does  intend  to  cure  the
delinquencies, however, absent payment of at least a portion of their delinquencies, the filing of a lawsuit(s) is probable.

[17[ Fourth Quarter Year-End Adjustments

The aggregate effect of year-end adjustments, which are material to the fourth quarter results, total approximately $2,874,000 and consist principally of amortization of loan fees ($632,000), asset impairment loss ($1,250,000), recording of slot club liability ($123,000), write-offs of receivables ($151,000), officers waived salaries ($161,000), issuance of stock to board members ($41,000), and for various unrecorded liabilities and other audit adjustments ($516,000).

[18] Change in Depreciation Method for Building and Equipment

Depreciation of building and equipment has been computed using the straight-line method for the year ended October 31, 1998. Depreciation of building and equipment since the Company's inception was computed primarily by accelerated [declining balance] methods. The straight-line method of depreciation was adopted by management because management believes that the straight-line method more appropriately reflects its financial results by better allocating the cost of building and equipment over their respective useful lives, and is the method predominantly used in the casino industry. The straight-line method of depreciation has been applied retroactively, and the effect of this retroactive change in accounting principle is included in statement of operations as a cumulative effect of an accounting change for the year ended October 31, 1998. The effect of the change in depreciation method for the year ended October 31, 1998, was to increase the loss before extraordinary item and net loss by approximately $24,000 [$.0006 per share].

The pro forma amounts shown below for the years ended October 31, 1998 and 1997, reflect the adjustment for the effect of retroactive application on depreciation on those years.

Pro forma amounts assuming the new depreciation method is applied retroactively:

                                                           October 31,
                                                           -----------
                                                        1 9 9 8     1 9 9 7
                                                        -------     -------

Loss Before Extraordinary Item                        $9,865,346  $  5,996,002
  Loss Per Common Share                               $      .25  $        .16

Net Loss                                              $9,408,330  $  5,235,165
  Loss Per Common Share                               $      .24  $        .14

[19] Revolving Credit Facility

The Company has a revolving credit agreement with a financial institution [Foothill Capital Corporation "Foothill"] whereby the Company can borrow up to $15,000,000, reducing approximately $208,000 per month beginning November 1, 1998, and limited to specified levels of earnings before interest, taxes, depreciation and amortization, as defined. The Agreement provides for an interest rate equal to prime [8% at October 31, 1998] plus 2%, [weighted average interest rate 10%] and, in addition, requires the Company to pay an anniversary fee in the amount of .50% of the maximum amount available under the Agreement. The Agreement provides for automatic annual renewal under specified terms. Borrowings are collateralized by a first secured position on all of the assets of Double Eagle Resorts, Inc. In addition, Foothill holds a first secured position on the land on which the Double Eagle Hotel and Casino is situated, as well as the certain other real estate held for future development and the Double Eagle Hotel and Casino parking lot. At October 31, 1998, the Company had approximately $1,345,000 of additional available credit under the Agreement.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #21
------------------------------------------------------------------------------


[19] Revolving Credit Facility [Continued]

Proceeds from the credit facility were used (i) to repay three mortgage notes totaling $10,198,889; (ii) for working capital [approximately $500,000]; and
(iii) in connection with the purchase of gaming devices from International Gaming Technology, Inc. [approximately $1,850,000].

The Agreement requires the Company to maintain specified earnings levels, before interest, taxes, depreciation and amortization ["EBITDA"] measured on a rolling twelve month basis, and restricts or limits certain intercompany and other payments, including dividends, capital expenditures to $1,000,000,- or taking on additional borrowings. The agreement also precludes The Double Eagle from disposing of any of its assets other than in the ordinary course of business, and restricts the percentage increase in compensation to directors and senior management. At October 31, 1998, the Company is in technical default of its revolving credit agreement with Foothill regarding the EBITDA requirements, more specifically, Article 7.20 thereof, which requires The Double Eagle to maintain EBITDA of at least $4,000,000, measured on a rolling 12 month basis [annualized to the extent required), tested at the end of each fiscal month. The Double Eagle's EBITDA did not satisfy this covenant at October 31, 1998. Foothill did, however, issue to CCRI a one-time waiver to the minimum EBITDA clause at October 31, 1998. Although the Company has not made any subsequent EBITDA calculations, the Company is in the low end of its seasonal business and unless its operational performance significantly improves, will not be in compliance with its EBITDA requirements for fiscal 1999. According to the Agreement, failure to comply with the EBITDA requirement would allow Foothill to declare its loan agreement in default, to accelerate all amounts due under the loan agreement, and to foreclose on all pledged collateral, which includes, among other things, the land and building where the Double Eagle Hotel & Casino operates.

[20] Real Estate Held For Future Development

In August 1994, the Company acquired property consisting of 40,705 square feet of land located 80 yards west of the Double Eagle from a real estate partnership [a related party effective with the acquisition of Creeker's] at a cost of $4,504,970. The property is being held for future development [See Notes 12 and 8]. In applying the accounting policy described in Note 2[O], management believes that the carrying amount of this property has become impaired because of a lack of new casino development in the Cripple Creek market. While this property is zoned for gaming, most gaming business activity has been in the purchase of existing gaming establishments rather than in the development of new casinos on undeveloped land. Based on management's assessment of the market for similar real estate in Cripple Creek at October 31, 1998, management has recorded an asset impairment loss of $1,254,970 related to this property for the year ended October 31, 1998.

[21] New Authoritative Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows as it is a standard for reporting and display only of comprehensive income and its components in financial statements. The Company is in the process of determining its preferred format.

In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated for comparative purposes to comply with SFAS 131. The Company will adopt SFAS No. 131 in the year ended October 31, 1999. Management has not finalized its analysis of which operating segments it will report on to comply with SFAS No. 131.

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #22
------------------------------------------------------------------------------


[21] New Authoritative Accounting Pronouncements [Continued]

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or loss related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American  Institute of Certified  Public  Accountants  issued
Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

On March 31, 1999, the FASB released a proposal for public comment that would resolve certain practice issues raised when accounting for stock options. Since the issuance of APB Opinion 25, "Accounting for Stock Issued to Employees," questions have surfaced about its application and differing practices have developed. The FASB's broad reconsideration of the stock compensation issue culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. SFAS No. 123 permits the continued application of APB Opinion 25 for employees. However, questions remain about the proper application of APB Opinion 25 in a number of circumstances. The FASB's proposed Interpretation would clarify how to apply APB Opinion 25 in certain situations.

The proposed Interpretation includes the following conclusions:

o Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

o Employees would be defined as they are under common law for purposes of applying APB Opinion 25.

o APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant [the service period could be prospective, however].

COLORADO CASINO RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #23
------------------------------------------------------------------------------



[21] New Authoritative Accounting Pronouncements [Continued]

o Since APB Opinion 25 was issued in 1972, the terms of many "Section 423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is referred to as a "look-back" option. The FASB decided that plans with a look-back option do not, in and of themselves, create a compensatory plan.

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's consolidated financial statements.

The FASB's proposed  Interpretation  would be effective upon issuance,  which is
expected  in  September   1999,  but  generally  would  cover  plan  grants  and
modifications that occur after December 15, 1998.

[22] Subsequent Event

Mr. Saenz informed the Company's Board of Directors on March 22, 1999, that he was tendering his resignation as President and CEO of CCRI. Mr. Saenz will continue as a Director of the Company. Mr. Michael Smith, CCRI's current Secretary and General Counsel, was named as CCRI's interim CEO and President.


                        .   .   .   .   .   .   .   .   .