Form 10QSB
period 1999-01-31
COLORADO CASINO RESORTS INC
filed 1999-04-29
CIK 726569

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               ------------------
                                   FORM 10-QSB
                               ------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal quarter ended January 31, 1999

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 38,740,632 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format: Yes [X]  No [   ]


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

------------------------------------------------------------------------------

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                       ASSETS
                                                     January 31,   October 31,
                                                        1999          1998
                                                        ----          ----

CURRENT ASSETS
Cash & cash equivalents                              $ 1,681,707   $ 1,573,519
Inventory                                                180,377        96,429
Advances to officers                                     125,443       125,443
Other                                                    203,855       349,781
                                                     -----------   -----------
   TOTAL CURRENT ASSETS                                2,191,382     2,145,172
                                                     -----------   -----------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT                3,250,000     3,250,000
                                                     -----------   -----------

LAND, BUILDING AND EQUIPMENT - NET                    40,595,493    40,459,018
                                                     -----------   -----------

OTHER ASSETS
   Debt issue cost                                       329,834       359,819
   Debt extension cost                                   138,337       158,100
   Deposits                                               69,412        63,108
                                                     -----------   -----------
TOTAL OTHER ASSETS                                       537,583       581,027
                                                     -----------   -----------

   TOTAL ASSETS                                      $46,574,458   $46,435,217
                                                     ===========   ===========












                       [THIS SECTION INTENTIONALLY LEFT BLANK]








The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)


                   LIABILITIES & STOCKHOLDERS' EQUITY [DEFICIENCY]

                                                      January 31,   October 31,
                                                         1999          1998
                                                         ----          ----

CURRENT LIABILITIES
   Revolving Credit Facility                          $14,518,064   $13,655,296
   Accounts payable                                     1,024,504       349,320
   Accrued expenses                                     1,161,596     1,303,328
   Slot club liability                                    358,573       348,949
   Incremental progressive slot liability                 446,552       374,264
   Current maturities - long term debt                 10,819,963    10,819,963
   Current maturities - long term debt,
     related party                                      7,759,718     7,796,411
   Convertible debenture, related party                 4,500,000     4,500,000
   Current maturities - capital lease obligations       1,040,803       629,787
   Interest payable                                     1,540,923     1,252,825
   Interest payable - related party                     2,311,951     1,953,240
   Interest payable - convertible debentures,
     related party                                        822,339       909,261
   Due to officers                                         30,000        30,000
   Other current liabilities                              100,711        99,711
                                                      -----------   -----------
   TOTAL CURRENT LIABILITIES                           46,435,697    44,022,355
                                                      -----------   -----------

LONG-TERM DEBT-LESS CURRENT PORTION                     3,908,702     3,908,702
CAPITAL LEASE OBLIGATIONS-LESS CURRENT PORTION            250,900       667,437
                                                      -----------   -----------

   TOTAL LIABILITIES                                   50,595,299    48,598,494
                                                      -----------   -----------


STOCKHOLDERS' EQUITY [DEFICIENCY]

   Preferred  convertible  stock,  Series One,
     $10 par value  5,000,000  shares
     authorized, None and None
     issued and outstanding, respectively                     ---           ---

   Common stock, $0.001 par value, 100,000,000
     shares authorized, 38,740,632 and 38,740,632
     issued and outstanding, respectively                  38,741        38,741

   Paid-in capital                                     19,025,188    19,025,188
   Deferred compensation                                  (81,500)      (81,500)
   Accumulated deficit                                (23,003,270)  (21,145,706)
                                                      -----------   -----------
   TOTAL STOCKHOLDERS' DEFICIENCY                      (4,020,841)   (2,163,277)
                                                      -----------   -----------

   TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY       $46,574,458   $46,435,217
                                                      ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                    Quarter Ended Quarter Ended
                                                     January 31,   January 31,
                                                        1999          1998
                                                        ----          ----

REVENUES
   Casino                                            $ 4,748,764   $ 3,799,369
   Rooms                                                 501,013       375,271
   Food and beverage                                     490,352       431,973
   Other                                                 124,489       132,443
                                                     -----------   -----------
   TOTAL REVENUES                                      5,864,618     4,739,056
                                                     -----------   -----------

EXPENSES
   Casino                                              2,065,270     1,811,185
   Rooms                                                 284,623       240,076
   Food and beverage                                     704,235       628,189
   Marketing                                           1,597,822       725,516
   General and administrative                          1,297,862     1,101,296
   Depreciation and amortization                         721,591       517,746
                                                     -----------   -----------
   TOTAL EXPENSES                                      6,671,403     5,024,008
                                                     -----------   -----------

LOSS FROM OPERATIONS                                    (806,785)     (284,952)

   Interest expense                                    1,057,741     1,172,686
                                                     -----------   -----------

LOSS BEFORE INCOME TAX                                (1,864,526)   (1,457,638)

INCOME TAXES                                                 ---           ---
                                                     -----------   -----------

NET LOSS                                             $(1,864,526)  $(1,457,638)
                                                     ===========   ===========

NET LOSS PER COMMON SHARE                            $   (0.0482)  $   (0.0377)
                                                     ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         38,667,715    38,666,000
                                                     ===========   ===========




                       [THIS SECTION INTENTIONALLY LEFT BLANK]








The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.
CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited)

                                                     Quarter Ended Quarter Ended
                                                      January 31,   January 31,
                                                         1999          1998
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                              $(1,864,526)  $(1,457,638)
Noncash items
      Depreciation and amortization                       721,591       517,746
      Amortization of debt issue costs                     49,748       103,505
(Increase) decrease in:
      Inventory                                           (83,948)       23,919
      Other current assets                                145,926       178,052
      Other assets                                       (686,434)     (571,495)
(Decrease) increase in:
      Accounts payable                                    675,184       637,211
      Incremental progressive slot liability               72,288        97,556
      Slot club liability                                   9,624        12,114
      Interest payable                                    559,887       427,551
      Accrued other expenses                             (141,732)     (446,343)
      Other current liabilities                             1,000         2,718
                                                      -----------   -----------
            Net cash used for operating activities       (541,392)     (475,104)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment                 (136,475)      (74,482)
Advances to officers                                          ---       126,332
                                                      -----------   -----------
            Net cash provided (used) by investing
              activities                                 (136,475)       51,850

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers                                        ---       267,500
Borrowings, long-term debt                                862,768           ---
Repayments, long-term debt                                (40,020)     (140,983)
Repayments, long-term debt, related party                 (36,693)     (321,741)
                                                      -----------   -----------
            Net cash provided (used) by financing
               activities                                 786,055      (195,224)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS               108,188      (618,478)
CASH AND EQUIVALENTS, BEGINNING                         1,573,519     1,962,486
                                                      -----------   -----------

CASH AND EQUIVALENTS, ENDING                          $ 1,681,707   $ 1,344,008
                                                      ===========   ===========




                       [THIS SECTION INTENTIONALLY LEFT BLANK]





The accompanying notes are an integral part of these consolidated financial statements

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1998.

Furthermore, the information set forth in the financial statements for the fiscal quarter ended January 31, 1999 do not give effect to certain adjustments to the Company's general ledger required to be made as of fiscal year ended October 31, 1998. When made, these adjustment are expected to cause material changes to the financial information included herein and the Company will amend this quarterly report on Form 10-QSB to reflect such changes.

Note B:  Summary of Significant Accounting Policies

The Company's accounting policies are outlined in the audited financial statements included with the Company's most recent Form 10-KSB. There have been no changes in accounting principles or practices in the current fiscal year.

Note C:  Long Term Debt

During the three months ended January 31, 1999, the Company made total repayments of $76,713, with $40,020 on long-term debt and capital leases and $36,693 on long-term debt, related party. The Company borrowed $862,768 from its revolving credit facility.

Note D:  Income Taxes

The Company has an estimated deferred tax benefit of $727,000 for the three months ended January 31, 1999 which has been offset in full by a valuation allowance.


                                      *****

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           PLANS FOR FUTURE OPERATIONS


RESULTS OF OPERATIONS

The Company has made several restatements and reclassifications to the Company's 1997 and 1996 fiscal year financial statements. The restatements relate principally from: (i) the reclassification and accounting for the Company's slot machines, other leased assets and its licensed software; (ii) interest and other expenses related to the Company's convertible preferred stock, stock warrants, convertible debentures, tokens and chips and computer player tracking system; and (iii) the reclassification of certain one-time casino revenue to extraordinary gain. The financial information contained herein for the fiscal quarter ended January 31, 1998 has not been amended to reflect such restatement and reclassifications. Furthermore, the information set forth in the financial statements for the fiscal quarter ended January 31, 1999 do not give effect to certain adjustments to the Company's general ledger required to be made as of fiscal year ended October 31, 1998. When made, these adjustment are expected to cause material changes to the financial information included herein and the Company will amend this quarterly report on Form 10-QSB to reflect such changes.

The results described herein reflect the consolidated operations of the Company and its wholly-owned operating subsidiaries, Double Eagle Resorts, Inc. and Creeker's, Inc., for the fiscal quarter ended January 31, 1999 compared with the same period in fiscal year 1998.

The Company reported total operating revenues for the fiscal quarter ended January 31, 1999 of $5,864,618, an increase of $1,125,562, or 23.8%, from revenues of $4,739,056 recorded for the same fiscal quarter in 1998. Total operating expenses were $6,671,403 for the three months ended January 31, 1999, increasing by $1,647,395, or 32.8% from $5,024,008 reported in 1998. Total operating expenses as a percentage of total revenues increased to 113.8% from 106% reported in the comparable period of 1998, largely due, in part, to an increase in marketing, general and administrative, and depreciation expenses. There were no acquisitions nor any sale of stock of any significance during this quarter.

Casino. Casino revenues accounted for approximately 81% of the total operating revenues in first fiscal quarter 1999. For the three months ended January 31, 1999, casino revenues were $4,748,764, representing an increase of $949,395 from the $3,799,369 reported during the same period in 1998. Management attributes this increase to improved customer patronage resulting from the increased payout percentages and aggressive marketing campaign deployed to advertise this fact. Slot machine revenues generally consist of the total amount wagered (i.e., the handle) less the amounts paid out to customers. During the same period in 1998, the Company's slot machines have had a lower payout percentage than the slot machines of its competitors in Cripple Creek. Management continues to monitor the payout percentage of its gaming devices and may further adjust such percentages in the future in order to maximize casino revenues.

Costs and expenses of casino operations were $2,065,270 for the fiscal quarter ended January 31, 1999, an increase of $254,085, or 14.0%, from the $1,811,185 reported in 1998. The net increase in costs and expenses of casino operations is attributable to higher payroll expenses. Casino costs and expenses as a percentage of casino revenues decreased to 43.5% for the 1999 period compared to 47.7% from the comparable period in 1998, as a result of improved efficiencies.

Rooms. Room revenues accounted for approximately 8.5% of total operating revenues in the 1999 period. During this period, room revenues were $501,013, representing an increase of $125,742, or 33.5%, from the $375,271 reported in the 1998 period. The increase in such revenues during the first quarter 1999 is primarily attributable to better focused marketing programs and incentive packages directed at the Company's rated players. Costs and expenses of hotel operations increased $44,547, or 18.6%, to $284,623, from $240,076 recorded in 1998. Costs and expenses as a percentage of room revenues decreased to 56.8% in the three months ended January 31, 1999 as compared to 64.0% during the comparable period in 1998.

Food and Beverage. Food and beverage revenues accounted for approximately 8.4% of total revenues in the 1999 period. During this period, food and beverage revenues were $490,352, representing an increase of $58,379, or 13.5%, from the $431,973 reported in the 1998 period. Costs and expenses of food and beverage were $704,235 for the 1999 period, up $76,046, or 12.1%, from $628,189 recorded in the 1998 period. Costs and expenses as a percentage of food and beverage revenues decreased to 143.6% in the 1999 period from 145.4% in the 1998 period, reflecting the cost savings derived from the buffet format.

Other. Other consists of revenues generated from the Company's gift shop and parking lot operations. During the first fiscal quarter 1999, other revenues were $124,489, down 7,954, or 6.0%, from $132,443 reported in the 1998 period. This decrease is mainly attributable to the reduced number of vehicles during the winter months compared to the same period in fiscal year 1998. Refunded parking fees are recognized as a marketing expense. The $5.00 fee collected from the customer to park in the Company's parking lots is refunded from its casino once the customer has demonstrated patronage.

Marketing. Marketing expenses were $1,597,822 for the fiscal quarter ended January 31, 1999, up significantly by $872,306, or 120.2% from the $725,516 reported in the 1998 period. The increase in marketing expense reflects the Company's aggressive deployment of its marketing campaign, which includes comprehensive advertising, direct mail programs, generous slot club point awards, and cash disbursements made to patrons upon the redemption of bus coupons. During the quarter, the Company participated in a city-wide bussing program whereby riders are given coupon books which include a coupon redeemable for $5.00 cash from the Company's casinos - in order to provide incentive for customer patronage. The Company redeemed over $460,000 in such coupons. Marketing expenses as a percentage of total revenues increased to 27.2% for the three months ended January 31, 1999 compared to 15.3% reported in 1998.

General and Administrative. General and administrative expenses were $1,297,862 for the three months ended January 31, 1999, up $196,566, or 17.8% from the $1,101,296 reported in the 1998 period. General and administrative expenses as a percentage of total revenues decreased to 22.1% for the fiscal quarter ended January 31, 1999 from 23.2% for the comparable period in 1998.

Depreciation and Amortization. Depreciation and amortization increased to $721,591 for the fiscal quarter ended January 31, 1999, compared to $517,746 reported in 1998.

Loss from Operations. As a result of the factors discussed above, the Company recognized a loss from operations of $806,785 for the fiscal quarter ended January 31, 1999 as compared to a loss from operations of $284,952 recorded in the 1998 period.

Interest Expense. Interest expense was $1,057,741 for the three months ended January 31, 1999, a decrease of $114,945, or 9.8%, from the $1,172,686 reported for the comparable period in 1998. The decrease in interest expense is primarily attributable to the replacement of debt with higher level of interest rate with the Foothill Revolving Credit Facility. See "Liquidity and Capital Resources" below.

Net Loss. The net loss for the Company was $1,864,526 for the fiscal quarter ended January 31, 1999, an increase of $406,888, or 27.9% from the net loss of $1,457,638 reported in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  has  financed  its  operations  and  capital   expenditures   with
principally borrowings from private investors, the sale of equity securities in private transactions, and bank borrowings.

At  January  31,  1999,  the  Company  had cash and  cash  equivalents  totaling
$1,681,707 and $481,936 of additional liquidity under the Foothill Credit Facility, which is described below. Net cash used by operating activities was $541,392 for the three-months ended January 31, 1999. Cash used by investing activities totaled $136,475 for the quarter ended January 31, 1999, primarily for the purchase of gaming devices. Net cash provided by financing activities was $786,055, which included $862,768 of net borrowings during the three months ended January 31, 1999.

The Company had $46,435,697 of liabilities due within one year, but only $2,191,382 in current assets at January 31, 1999, resulting in a negative current ratio of 0.04:1.0. The Company's substantial indebtedness could have important consequences to the Company, including to: (i) make it more difficult for the Company to satisfy its obligations to its creditors; (ii) increase the Company's vulnerability to general adverse economic and industry conditions;
(iii) limit the Company's ability to fund future working capital, capital expenditures and other general corporate requirements; (iv) limit the Company's flexibility in planning for, or reacting to, changes in the Company's business;
(v) limit the ability of the Company to carry out its growth strategy, which includes the construction of a parking garage and conference center adjacent to the Double Eagle Casino, and the acquisition and development of additional casinos. The report of the Company's independent public auditors for the fiscal year ended October 31, 1998 contained an explanatory paragraph which states that the Company's current working capital deficiency and net losses raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in payment default on several of its debt obligations. Among others, at January 31, 1999, the Company was in default under its credit facility with Foothill Corporation for not maintaining EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization, as defined) of at least four million ($4,000,000), measured on a rolling twelve-month basis. The Foothill Credit Facility bears interest at the greater of 8% or the prime rate plus 2% (9.75% at January 31, 1999), and is secured by a first mortgage lien on The Double Eagle (including the adjacent parking lot) and a lien on the equipment and other personal property of Double Eagle Resorts, Inc. As of April 14, 1999, the interest rate was increased to the prime rate plus 3%. The Company has guaranteed Double Eagle's obligations under the Foothill Credit Facility, which guarantee is secured by a pledge of the Company's equity interest in The Double Eagle. Management will seek to negotiate payment plans or otherwise reach a satisfactory resolution with each of its creditors with whom the Company has defaulted in its obligations. No assurance can be given that the Company will be successful in restructuring its various debt obligations.

If the Company is unsuccessful in raising additional financing or unsuccessful in satisfactorily renegotiating its debt obligations with its current lenders, the Company is not expected to have sufficient cash to fund operations for the next twelve months and would be required to take some or all of the following actions in order to conserve its cash resources: (i) postpone the implementation of its growth strategy, including the construction of the parking garage and conference center; (ii) implement significant cost controls; (iii) reduce or otherwise discontinue operations; (iv) sell one or more of its assets; or (v) engage in a merger or other form of corporate reorganization. If such actions are inadequate to generate sufficient cash to meet its debt obligations and support its operations, the Company would be required to seek protection under applicable bankruptcy laws.

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


FORWARD-LOOKING STATEMENTS

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "intends," "plans," "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include the risk factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998. They also include the following conditions or uncertainties: (i) risk associated with real estate ownership, operations and development, including environmental liabilities, worker's strikes, construction delays, obtaining building permits and necessary zoning changes; (ii) illiquidity of real estate holdings; (iii) imposition of new regulatory requirements affecting the Company;
(iv) the delay or failure to properly manage growth; (v) effect of uninsured loss; and (vi) breakdown of water, sewage or other municipal services in Cripple Creek and other conditions beyond the control of the Company. The

Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Operating results for the quarter ending January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1998.


                                      *****

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April, 1999.

                                  COLORADO CASINO RESORTS, INC.

April 28, 1999               By:     /s/ Michael S. Smith
                                  ------------------------------
                                  Michael S. Smith
                                  Interim President and Chief Executive Officer, Secretary and General Counsel, Director



April 28, 1999                       /s/ Farid E. Tannous
                                  ------------------------------
                                  Farid E. Tannous
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)