Form 10QSB
period 1999-04-30
COLORADO CASINO RESORTS INC
filed 1999-06-25
CIK 726569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------
                                   FORM 10-QSB
                               ------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal quarter ended April 30, 1999

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


================================================================================

Colorado Casino Resorts, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                      April 30,      October 31,
                                                        1999            1998
                                                     -----------    ------------
                                   ASSETS
CURRENT ASSETS
Cash & cash equivalents ........................     $ 1,720,626     $ 1,573,519
Inventory ......................................          68,397          96,429
Advances to officers ...........................         110,443         125,443
Other ..........................................         232,143         349,781
                                                                     -----------
                                                                     -----------
   TOTAL CURRENT ASSETS ........................       2,131,609       2,145,172
                                                     -----------     -----------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT ........       3,250,000       3,250,000
                                                     -----------     -----------

LAND, BUILDING AND EQUIPMENT - NET .............      38,961,012      40,459,018
                                                     -----------     -----------

OTHER ASSETS
   Debt issue cost .............................         273,391         359,819
   Debt extension cost .........................               0         158,100
   Deposits ....................................          63,108          63,108
                                                     -----------     -----------
TOTAL OTHER ASSETS .............................         336,499         581,027
                                                     -----------     -----------

   TOTAL ASSETS ................................     $44,679,120     $46,435,217
                                                     ===========     ===========





                     [THIS SECTION INTENTIONALLY LEFT BLANK]





The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

LIABILITIES & STOCKHOLDERS' EQUITY [DEFICIENCY]                  April 30,      October 31,
                                                                   1999            1998
                                                                ----------      ----------
CURRENT LIABILITIES
   Revolving Credit Facility ..............................     15,046,586      13,655,296
   Accounts payable .......................................      1,219,018         349,320
   Accrued expenses .......................................        957,388       1,303,328
   Slot club liability ....................................        415,465         348,949
   Incremental progressive slot liability .................        273,244         374,264
   Current maturities - long term debt ....................     10,182,631      10,819,963
   Current maturities - long term debt, related party .....      7,832,629       7,796,411
   Convertible debenture, related party ...................      4,500,000       4,500,000
   Current maturities - capital lease obligations .........        895,969         629,787
   Interest payable .......................................      2,466,020       1,252,825
   Interest payable - related party .......................      1,899,440       1,953,240
   Interest payable - convertible debentures, related party        631,488         909,261
   Due to officers ........................................              0          30,000
   Other current liabilities ..............................        130,220          99,711
                                                              ------------    ------------
   TOTAL CURRENT LIABILITIES ..............................     46,450,098      44,022,355

LONG-TERM DEBT-LESS CURRENT PORTION .......................      4,867,774       3,908,702
CAPITAL LEASE OBLIGATIONS-LESS CURRENT PORTION ............        250,900         667,437

                                                              ------------    ------------
   TOTAL LIABILITIES ......................................     51,568,772      48,598,494
                                                              ------------    ------------


STOCKHOLDERS' EQUITY [DEFICIENCY]

   Preferred convertible stock, Series One, $10 par value
     5,000,000 shares authorized, None and None
     issued and outstanding, respectively .................           --              --

   Common stock, $0.001 par value, 100,000,000
     shares authorized, 38,740,632 and 38,740,632
     issued and outstanding, respectively .................         38,741          38,741

   Paid-in capital ........................................     19,025,188      19,025,188
   Deferred compensation ..................................        (61,125)        (81,500)
   Accumulated deficit ....................................    (25,892,457)    (21,145,706)
                                                              ------------    ------------
   TOTAL STOCKHOLDERS' DEFICIENCY .........................     (6,889,653)     (2,163,277)
                                                              ------------    ------------

   TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY ...........   $ 44,679,120    $ 46,435,217
                                                              ============    ============







The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts,Inc.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                                                                (As Restated)    (As Restated)
                                                   Six Months      Quarter        Six Months        Quarter
                                                     Ended          Ended           Ended            Ended
                                                   April 30,       April 30,       April 30,        April 30,
                                                     1999            1999            1998             1998
                                                ------------------------------------------------------------
REVENUES
   Casino ...................................   $  9,698,513    $  4,949,749    $  7,997,166    $  4,197,797
   Rooms ....................................      1,009,841         508,828         844,715         469,444
   Food and beverage ........................        998,089         507,737         903,719         471,746
   Other ....................................        176,899          52,410         268,161         135,718
                                                ------------    ------------    ------------    ------------

   TOTAL REVENUES ...........................     11,883,342       6,018,724      10,013,761       5,274,705
                                                ------------    ------------    ------------    ------------

EXPENSES
   Casino ...................................      4,292,332       2,227,062       2,190,322
                                                                                                   4,001,507
   Rooms ....................................        514,840         230,217
                                                                                     529,407         289,331
   Food and beverage ........................      1,353,214         648,979       1,290,383
                                                                                                     662,194
   Marketing ................................      2,696,778       1,098,956       1,064,574
                                                                                                     339,058
   General and administrative ...............      2,809,517       1,511,655       2,236,956
                                                                                                   1,135,660
   Depreciation and amortization ............      2,078,479       1,356,888       1,096,774         579,028
                                                ------------    ------------    ------------    ------------
   TOTAL EXPENSES ...........................     13,745,160       7,073,757      10,219,601       5,195,593
                                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ........................     (1,861,818)     (1,055,033)       (205,840)         79,112

   Interest expense .........................      2,884,933       1,827,192       2,256,262       1,083,576
                                                ------------    ------------    ------------    ------------



LOSS BEFORE INCOME TAX ......................     (4,746,751)     (2,882,225)     (2,462,102)     (1,004,464)
                                                ============    ============    ============    ============

INCOME TAXES ................................           --              --              --              --

NET LOSS
                                                $ (4,746,751)   $ (2,882,225)   $ (2,462,102)   $ (1,004,464)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE ...................   $    (0.1225)   $    (0.0743)   $    (0.0637)   $    (0.0260)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     38,740,632      38,667,715      38,666,000      38,666,000
                                                  ==========      ==========      ==========      ==========




                     [THIS SECTION INTENTIONALLY LEFT BLANK]

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited)
                                                                              (As Restated)
                                                                Quarter Ended Quarter Ended
                                                                  April 30,     April 30,
                                                                    1999          1998
                                                               ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ...................................................   $(4,746,751)   $(2,462,102)
Noncash items ..............................................     2,164,907      1,384,934
Cash items .................................................       925,018      1,336,757

                                                               -----------    -----------
            Net cash used for operating activities .........    (1,656,826)       259,589

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, building and equipment ...................       592,816       (180,177)

Advances to officers .......................................       (15,000)      (292,662)
                                                               -----------    -----------
            Net cash provided (used) by investing activities       577,816       (472,839)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers .....................................          --          267,500
Borrowings, long-term debt .................................     1,391,290           --
Repayments, long-term debt .................................      (128,956)      (316,489)
Repayments, long-term debt, related party ..................       (36,218)      (321,741)
                                                               -----------    -----------
            Net cash provided (used) by financing activities     1,226,117       (370,730)
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................       147,107       (583,980)
CASH AND EQUIVALENTS, BEGINNING ............................     1,573,519      1,962,486
                                                               -----------    -----------

CASH AND EQUIVALENTS, ENDING ...............................   $ 1,720,626    $ 1,378,506
                                                               ===========    ===========





                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A:       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1998.


Note B:       Summary of Significant Accounting Policies

The Company's accounting policies are outlined in the audited financial statements included with the Company's most recent Form 10-KSB. There have been no changes in accounting principles or practices in the current fiscal year.

Note C:       Long Term Debt

During the six months ended April 30, 1999, the Company made total repayments of $165,174, with $128,956 on long-term debt and capital leases and $36,218 on long-term debt, related party. The Company borrowed $1,391,290 from its revolving credit facility during the six months ended April 30, 1999.



                                      *****

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           PLANS FOR FUTURE OPERATIONS


RESULTS OF OPERATIONS

The Company has made several restatements and reclassifications to the Company's 1998 fiscal year financial statements. The restatements relate principally from:
(i) the reclassification and accounting for the Company's slot machines, other leased assets and its licensed software; (ii) interest and other expenses related to the Company's convertible preferred stock, stock warrants, convertible debentures, tokens and chips and computer player tracking system; and (iii) the reclassification of certain one-time casino revenue to extraordinary gain. The financial information contained herein for the fiscal quarter ended April 30, 1998, has been amended to reflect such restatement and reclassifications. Furthermore, the information set forth in the financial statements for the fiscal quarter ended April 30, 1999, give effect to said adjustments to the Company's general ledger required to be made as of fiscal year ended October 31, 1998. These adjustment have caused material changes to the financial information included herein. The Company reflects these changes and details the restatements in the Form 10KSB dated October 31, 1998.

The results described herein reflect the consolidated operations of the Company and its wholly-owned operating subsidiaries, Double Eagle Resorts, Inc. and Creeker's, Inc., for the fiscal quarter ended April 30, 1999, compared with the same period in fiscal year 1998.

The Company reported total operating revenues for the fiscal quarter ended April 30, 1999 of $11,883,342, an increase of $1,869,581, or 18.7%, from revenues of
$10,013,761 recorded for the same fiscal quarter in 1998. Total operating expenses were $13,745,160 for the six months ended April 30, 1999, increasing by $3,525,559, or 34.5% from $10,219,601 reported in 1998. Total operating expenses as a percentage of total revenues increased to 115.7% from 102.1% reported in the comparable period of 1998, largely due, in part, to an increase in marketing, general and administrative, and depreciation expenses. There were no acquisitions nor any sale of stock of any significance during this quarter.

Casino. Casino revenues, consist primarily of slot machine and table revenue, accounted for approximately 76% of the total operating revenues in second fiscal quarter 1999. For the six months ended April 30, 1999, casino revenues were $9,698,513, representing an increase of $1,701,347 from the $7,997,166 reported during the same period in 1998. Management attributes this increase to improved customer patronage resulting from the increased payout percentages and aggressive marketing campaign deployed to advertise this fact. Slot machine revenues generally consist of the total amount wagered (i.e., the handle) less the amounts paid out to customers. During the same period in 1998, the Company's slot machines had a lower payout percentage than the slot machines of its competitors in Cripple Creek. Management continues to monitor the payout percentage of its gaming devices and may further adjust such percentages in the future in order to maximize casino revenues.

Costs and expenses of casino operations were $4,292,332 for the fiscal quarter ended April 30, 1999, an increase of $290,825, or 7.3%, from the $4,001,507 reported in 1998. The net increases in costs and expenses of casino operations is attributable to the coupon and coin redemptions. During the quarter, in order to provide incentives for customer patronage the Company participated in a city-wide bussing program whereby riders are given coupon books which include a coupon redeemable for $5.00 cash from the Company's casinos. Casino costs and expenses as a percentage of casino revenues decreased to 44.3% for the 1999 period compared to 50.1% from the comparable period in 1998, as a result of improved efficiencies.

Rooms. Room revenues accounted for approximately 7.9% of total operating revenues in the 1999 period. During this period, room revenues were $1,009,841, representing an increase of $165,126, or 19.5%, from the $844,715 reported in the 1998 period. The increase in such revenues during the second quarter 1999 is primarily attributable to better focused marketing programs and incentive packages directed at the Company's rated players. Costs and expenses of hotel operations decreased $14,567, or 2.8%, to $514,840, from $529,407 recorded in 1998. Costs and expenses as a percentage of room revenues decreased to 51% in the six months ended April 30, 1999 as compared to 62.7% during the comparable period in 1998.

Food and Beverage. Food and beverage revenues accounted for approximately 7.8% of total revenues in the 1999 period. During this period, food and beverage revenues were $998,089, representing an increase of $94,370, or 10.5%, from the $903,719 reported in the 1998 period. Costs and expenses of food and beverage were  $1,353,214  for the 1999  period,  up $62,831,  or 4.9%,  from  $1,290,383 recorded in the 1998 period. Costs and expenses as a percentage of food and beverage revenues decreased to 135.6% in the 1999 period from 142.8% in the 1998 period, reflecting the cost savings derived from the restaurant buffet format.

Other. Other consists of revenues generated from the Company's gift shop and parking lot operations. During the second fiscal quarter 1999, other revenues were $176,899, down by $91,262, or 34.1%, from $268,161 reported in the 1998 period. This decrease is attributable to free parking program implemented during the quarter ended April 30, 1999.

Marketing. Marketing expenses were $2,696,778 for the fiscal quarter ended April 30, 1999, up by $1,632,204, or 153% from the $1,064,574 reported in the 1998 period. The increase in marketing expense reflects the Company's aggressive deployment of its marketing campaign, which includes comprehensive advertising, direct mail programs, generous slot club point awards, and cash disbursements made to patrons upon the redemption of bus coupons. Marketing expenses as a percentage of total revenues increased to 22.7% for the six months ended April 30, 1999 compared to 10.7% reported in 1998.

General and Administrative. General and administrative expenses were $2,809,517 for the six months ended April 30, 1999, up $572,561 or 25.6% from the $2,236,956 reported in the 1998 period. General and administrative expenses as a percentage of total revenues increased to 23.7% for the fiscal quarter ended April 30, 1999 from 22.4% for the comparable period in 1998.

Depreciation and Amortization. Depreciation and amortization increased $981,705 to $2,078,479 the fiscal quarter ended April 30, 1999, compared to $1,096,684 reported in 1998. The increase in depreciation and amortization is a result of the October 31, 1998 year-end adjustments detailed in the 10-KSB.

Loss from Operations. As a result of the factors discussed above, the Company recognized a loss from operations of $1,861,818 for the fiscal quarter ended April 30, 1999 as compared to a loss from operations of $205,840 recorded in the 1998 period.

Interest Expense. Interest expense was $2,884,933 for the six months ended April 30, 1999, an increase of $628,671, or 27.8%, from the $2,256,262 reported for the comparable period in 1998. The increase in interest expense is primarily attributable to the replacement of debt with the Foothill Revolving Credit Facility as of July 1998. See "Liquidity and Capital Resources" below.

Net Loss. The net loss for the Company was $4,746,751 for the fiscal quarter ended April 30, 1999, an increase of $2,284,649, or 92.8% from the net loss of $2,462,102 reported in the 1998 period.

Liquidity and Capital Resources

The  Company  has  financed  its  operations  and  capital   expenditures   with
principally borrowings from private investors, the sale of equity securities in private transactions, and bank borrowings.

At April 30, 1999, the Company had cash and cash equivalents totaling $1,720,626. Net cash used by operating activities was $1,656,826 for the six-months ended April 30, 1999. Cash used by investing activities totaled
$577,816 for the quarter ended April 30, 1999, primarily for the purchase of gaming devices. Net cash provided by financing activities was $1,226,117, which included $1,391,290 of net borrowings during the six months ended April 30, 1999.

The Company had $46,545,474 of liabilities due within one year, but only $2,192,734 in current assets at April 30, 1999. The Company's substantial indebtedness could have important consequences to the Company, may: (i) make it more difficult for the Company to satisfy its obligations to its creditors; (ii) increase the Company's vulnerability to general adverse economic and industry conditions; (iii) limit the Company's ability to fund future operations, capital expenditures and other general corporate requirements; (iv) limit the Company's flexibility in planning for, or reacting to, changes in the Company's business;
(v) limit the ability of the Company to carry out its growth strategy, which includes the construction of a parking garage and conference center adjacent to the Double Eagle Casino, and the acquisition and development of additional casinos. The report of the Company's independent public auditors for the fiscal year ended October 31, 1998 contained an explanatory paragraph which states that the Company's current working capital deficiency and net losses raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in payment default on several of its debt obligations. Among others, at April 30, 1999, the Company was in default under its credit facility with Foothill Corporation for not maintaining EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization, as defined) of at least four million ($4,000,000), measured on a rolling twelve-month basis. The Foothill Credit Facility bears interest at the greater of 8% or the prime rate plus 3% (9.75% at April 30, 1999), and is secured by a first mortgage lien on The Double Eagle (including the adjacent parking lot) and a lien on the equipment and other personal property of Double Eagle Resorts, Inc. The Company has guaranteed Double Eagle's obligations under the Foothill Credit Facility, which guarantee is secured by a pledge of the Company's equity interest in The Double Eagle. Management will seek to negotiate payment plans or otherwise reach a satisfactory resolution with each of its creditors with whom the Company has defaulted in its obligations. No assurance can be given that the Company will be successful in restructuring its various debt obligations.

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

The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 compliance. Relying primarily on internal resources, the Company has completed a preliminary review of its significant hardware and software applications. This review revealed that the player tracking software that the Company licenses from IGT and certain personal computers used in the Company's casino operations may not presently be Year 2000 compliant. The estimated cost to address the Company's Year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition. If the modification of the Company's hardware and software compliance is not timely completed or is not fully effective, the Year 2000 problem may have a serious negative impact on the operations of the Company.

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

Operating results for the quarter ending April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1998.

                                      *****

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of June, 1999.

                                      COLORADO CASINO RESORTS, INC.

June 21, 1999                By:      /s/ Michael S. Smith
                                      --------------------------------------
                                      Michael S. Smith
                                      Interim President and Chief Executive
Officer,
                                      Secretary and General Counsel, Director