Form 10QSB
period 1999-07-31
COLORADO CASINO RESORTS INC
filed 1999-09-13
CIK 726569

================================================================================

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------
                                   FORM 10-QSB
--------------------------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal quarter ended July 31, 1999
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

                             One South Nevada Street
                                    Suite 200
                           Colorado Springs, CO 80903
                                 (719) 635-7047
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


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

Colorado Casino Resorts, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                        July 31,     October 31,
                                                         1999            1998
                                                     -----------    ------------
                               ASSETS

CURRENT ASSETS
Cash & cash equivalents ........................     $ 2,592,163     $ 1,573,519
Inventory ......................................          62,137          96,429
Advances to officers ...........................         110,443         125,443
Other ..........................................         339,519         349,781
                                                     -----------     -----------
   TOTAL CURRENT ASSETS ........................       3,104,263       2,145,172
                                                     -----------     -----------

REAL ESTATE HELD FOR FUTURE DEVELOPMENT ........       3,250,000       3,250,000
                                                     -----------     -----------

LAND, BUILDING AND EQUIPMENT - NET .............      38,297,350      40,459,018
                                                     -----------     -----------

OTHER ASSETS
   Debt issue cost .............................         240,177         359,819
   Debt extension cost .........................            --           158,100
   Deposits ....................................          63,108          63,108
                                                     -----------     -----------
TOTAL OTHER ASSETS .............................         303,285         581,027
                                                     -----------     -----------

   TOTAL ASSETS ................................     $44,954,898     $46,435,217
                                                     ===========     ===========



                     [THIS SECTION INTENTIONALLY LEFT BLANK]




The accompanying notes are an integral part of these consolidated financial statements

                                                                  July 31,      October 31,
                                                                    1999           1998
                                                                ----------      ----------
                LIABILITIES & STOCKHOLDERS' EQUITY [DEFICIENCY]

CURRENT LIABILITIES
   Revolving Credit Facility ..............................     15,297,133      13,655,296
   Accounts payable .......................................      1,527,436         349,320
   Accrued expenses .......................................        910,160       1,303,328
   Slot club liability ....................................        446,686         348,949
   Incremental progressive slot liability .................        311,842         374,264
   Current maturities - long term debt ....................      5,124,967      10,819,963
   Current maturities - long term debt, related party .....           --         7,796,411
   Convertible debenture, related party ...................         26,402       4,500,000
   Current maturities - capital lease obligations .........        629,787
                                                                                 5,044,745
   Interest payable .......................................      3,083,649       1,252,825
   Interest payable - related party .......................      2,051,746       1,953,240
   Interest payable - convertible debentures, related party        684,507         909,261

   Due to officers ........................................           --            30,000
   Other current liabilities ..............................        169,095          99,711
                                                              ------------    ------------
   TOTAL CURRENT LIABILITIES ..............................     31,594,718      44,022,355

LONG-TERM DEBT-LESS CURRENT PORTION .......................     20,367,754       3,908,702
CAPITAL LEASE OBLIGATIONS-LESS CURRENT PORTION ............        493,417         667,437

                                                              ------------    ------------
   TOTAL LIABILITIES ......................................     52,455,889      48,598,494
                                                              ------------    ------------

STOCKHOLDERS' EQUITY [DEFICIENCY]

   Preferred convertible stock, Series One, $10 par value
     5,000,000 shares authorized, None and None
     issued and outstanding, respectively .................           --              --

   Common stock, $0.001 par value, 100,000,000
     shares authorized, 38,740,632 and 38,740,632
     issued and outstanding, respectively .................         38,741          38,741

   Paid-in capital ........................................     19,025,188      19,025,188
   Deferred compensation ..................................        (81,500)        (81,500)
   Accumulated deficit ....................................    (26,483,420)    (21,145,706)
                                                              ------------    ------------
   TOTAL STOCKHOLDERS' DEFICIENCY .........................     (7,500,991)     (2,163,277)
                                                              ------------    ------------

   TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY ...........   $ 44,954,898    $ 46,435,217
                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                  Nine Months     Quarter     Nine Months      Quarter
                                     Ended         Ended         Ended          Ended
                                    July 31,      July 31,      July 31,       July 31,
                                     1999          1999           1998           1998
                                 ----------    -----------    -----------    -----------
OPERATING REVENUES
  Casino ....................    15,930,996      6,232,483     12,953,010      4,955,845
  Rooms .....................     1,678,946        669,105      1,677,149        771,244
  Food & Beverage ...........     1,674,468        676,379      1,566,947        663,228
  Other .....................       240,846         63,947        415,087        208,116
                                -----------    -----------    -----------    -----------
     TOTAL OPERATING REVENUE     19,525,256      7,641,914     16,612,194      6,598,433
                                -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Casino ....................     5,812,941      1,520,609      6,035,558      2,034,051
  Rooms .....................       781,303        266,463        801,270        271,863
  Food & Beverage ...........     2,141,247        788,033      2,070,939        780,556
  Marketing .................     4,480,476      1,783,698      2,922,258      1,144,764
  General & Administrative ..     4,358,624      1,549,107      3,388,809      1,864,773
  Depreciation & Amortization     3,036,395        957,916      1,613,478        516,704
                                -----------    -----------    -----------    -----------
     TOTAL OPERATING EXPENSE     20,610,986      6,865,826     16,832,312      6,612,711
                                -----------    -----------    -----------    -----------

INCOME/(LOSS FROM OPERATIONS     (1,085,730)       776,088       (220,118)       (14,278)
                                -----------    -----------    -----------    -----------

NONOPERATING INCOME (EXPENSE)
   Interest Expense .........     4,251,986      1,367,053      4,324,465      2,068,203
                                -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ....    (5,337,716)      (590,965)    (4,544,583)    (2,082,481)

INCOME TAXES ................             0              0              0              0
                                -----------    -----------    -----------    -----------

NET LOSS ....................    (5,337,716)      (590,965)    (4,544,583)    (2,082,481)
                                ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE ...       (0.1378)       (0.0153)       (0.1175)       (0.0539)
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING ..    38,740,642     38,740,642     38,666,000     38,666,000
                                ===========    ===========    ===========    ===========




                     [THIS SECTION INTENTIONALLY LEFT BLANK]




The accompanying notes are an integral part of these consolidated financial statements

Colorado Casino Resorts, Inc.

CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited)

                                                              Nine Months Ended Nine Months Ended
                                                                   July 31,       July 31,
                                                                    1999           1998
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ...................................................   $ (5,337,716)   $ (4,544,583)
Noncash Items
      Depreciation & Amortization ..........................      2,916,753       1,613,478
      Amortization of Debt Issue Costs .....................        119,642         593,675
(Increase) Decrease in:
      Inventory ............................................        (34,292)         51,560
      Other Current Assets .................................        (10,262)        121,100
      Other Assets .........................................        247,211        (419,023)
(Decrease) Increase In:
      Accounts Payable .....................................      1,178,116            --
      Incremental Progressive Slot Liability ...............        (62,422)           --
      Slot Club Liability ..................................         97,737            --
      Interest Payable .....................................      1,704,576         714,966
      Accrued Other Expenses ...............................       (393,168)        603,305
      Other Current Liabilities ............................         69,384            --
                                                               ------------    ------------
            Net Cash Provided (Used) By Operating Activities        495,558      (1,265,522)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Land, Building & Equipment .....................       (755,085)     (3,917,387)
Advances to Officers .......................................        (15,000)           --
                                                               ------------    ------------
            Net Cash Provided (Used) By Investing Activities       (770,085)         51,850
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances From Officers .....................................           --           (62,745)
Borrowings, Long-Term Debt .................................      1,725,530      16,792,873
Repayments, Long-Term Debt .................................       (266,028)    (11,667,028)
Repayments, Long-Term Debt, Related Party ..................       (166,330)       (145,701)
                                                               ------------    ------------
            Net Cash Provided (Used) By Financing Activities      1,293,172       4,917,399
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................      1,018,644        (265,510)
CASH AND EQUIVALENTS, BEGINNING ............................      1,573,519       1,962,486
                                                               ------------    ------------

CASH AND EQUIVALENTS, ENDING ...............................   $  2,592,163    $  1,696,976
                                                               ============    ============





                     [THIS SECTION INTENTIONALLY LEFT BLANK]




The accompanying notes are an integral part of these consolidated financial statements

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A:       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1998.

Note B:       Long Term Debt

 On May 19, 1999 the Company executed note modification agreements for its outstanding unsecured debt of $18,646,411. These agreements reduced the annual interest rates from a weighted average of 15.47% to a new average rate of 7.39%. In addition, the agreements extended the maturity date for the payment of principal and accrued interest to December 31, 2001. As a result of these modifications, there is a substantial reduction in interest expense for the quarter ended July 31, 1999, and this debt is reclassified on the balance sheet from current debt to long-term debt.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           PLANS FOR FUTURE OPERATIONS


RESULTS OF OPERATIONS

The Company has made several restatements and reclassifications to the Company's 1997 and 1996 fiscal year financial statements. The restatements relate principally from: (i) the reclassification and accounting for the Company's slot machines, other leased assets and its licensed software; (ii) interest and other expenses related to the Company's convertible preferred stock, stock warrants, convertible debentures, tokens and chips and computer player tracking system; and (iii) the reclassification of certain one-time casino revenue to extraordinary gain. The financial information contained herein for the fiscal quarter ended July 31, 1998 has not been amended to reflect such restatement and reclassifications; therefore, the comparability of this period to the fiscal quarter ended July 31, 1999 may be affected.

Quarter Ended July 31, 1999 Compared to Quarter Ended July 31, 1999

The Company reported total operating revenues for the quarter ended July 31, 1999 of $7,641,914, an increase of $1,043,481, or 15.8%, from revenues of
$6,598,433 reported for the same quarter in 1998. Total operating expenses for the quarter were $6,865,826 for the quarter ended July 31, 1999, increasing by $253,115, or 3.8% from $6,612,711 reported for the same quarter in 1998. Total operating expenses as a percentage of total revenues decreased to 89.8% from 100.2% reported in the comparable period of 1998, as result of higher slot machine revenue and significant cost control measures. There were no acquisitions or any sale of stock during this quarter.

Casino. Casino revenues accounted for approximately 82% of the total operating revenues in third quarter of 1999. For the quarter ended July 31, 1999, casino revenues were $6,232,483, representing an increase of $1,276,638 from the $4,955,845 reported during the same period in 1998. Management attributes the increase in casino revenue to improved customer patronage resulting from the increased payout percentages and the marketing campaign deployed during the fall and winter of 1998 to advertise this fact, as well as the addition of a new delicatessen and the paving of the parking area at the Double Eagle Hotel & Casino.

Costs and expenses of casino operations were $1,520,609 for the quarter ended July 31, 1999, a decrease of $513,442, or 25.2%, from the $2,034,051 reported in 1998. The net decrease in costs and expenses of casino operations is attributable to the reclassification of $400,323 of slot department complimentary expenses to the marketing department, and significantly lower costs for equipment rental and outside contractual services. Casino costs and expenses as a percentage of casino revenues decreased to 24.4% for the quarter ended July 31, 1999 compared to 41.0% for the comparable period in 1998.

Rooms. Room revenues accounted for approximately 8.8% of total operating revenues for the quarter ended July 31, 1999. During this period, room revenues were $669,105, representing a decrease of $102,139, or 13.2%, from the $771,244 reported in the same period in 1998. The decline in revenues is primarily attributable to fewer marketing and incentive offers directed at the Company's rated players during the 1999 period, and less cash sales due to a more competitive environment. Despite the decrease in revenue, costs and expenses of hotel operations for the quarter ended July 31, 1999 were essentially flat, decreasing $5,400, or 2.0%, to $266,463, from $271,863 reported in the same period in 1998. Costs and expenses as a percentage of room revenues increased to 39.8% in the quarter ended July 31, 1999 from 35.2% during the comparable period in 1998.

Food and Beverage. Food and beverage revenues accounted for 8.9% of total revenues for the quarter ended July 31, 1999. During this period, food and beverage revenues were $676,379, representing an increase of $13,151, or 2.0%, from the $663,228 reported in the 1998 period. Costs and expenses of food and beverage were $788,033 for the 1999 period, up $7,477, or 1.0%, from $780,556 recorded in the 1998 period. Costs and expenses as a percentage of food and beverage revenues decreased slightly to 116.5% in the 1999 period from 117.7% in the 1998 period.

Other. Other revenues consists of revenues generated from the Company's gift shop and parking lot operations. During the quarter ended July 31, 1999, other revenues were $63,947, down by $144,169, or 69.3%, from $208,116 reported in the 1998 period. This decrease is mainly attributable to the Company's decision to eliminate parking fees for casino customers. The fee was discontinued in April 1999 as a result of competitive pressure.

Marketing. Marketing expenses were $1,783,698 for the quarter ended July 31, 1999, up significantly by $638,934 or 55.8% from the $1,144,764 reported in the 1998 period. However, the increase is primarily due to complimentary expenses of $770,756 that were charged to individual departments in the prior year and are now being charged to the marketing department. Expenditures were down from the prior year as media advertising and other expenditures were reduced during the quarter. Marketing expenses as a percentage of total revenues increased to 23.3% for the quarter ended July 31, 1999 compared to 17.3% reported in 1998.

General and Administrative. General and administrative expenses were $1,549,107 for the quarter ended July 31, 1999, down $315,666 or 16.9% from the $1,864,773 reported in the 1998 period. This decrease is due primarily to higher than normal legal and accounting fees in the prior year related to the Foothill Credit Facility loan execution. General and administrative expenses as a percentage of total revenues decreased to 20.3% for the quarter ended July 31, 1999 from 28.3% for the comparable period in 1998.

Depreciation and Amortization. Depreciation and amortization increased by $441,212, or 85.4% to $957,916 for the quarter ended July 31, 1999, compared to $516,704 reported in 1998. This difference is the result of a change in the estimated lives of many of the Company's assets, specifically in the reduction of the slot machine lives from five years to three years.

Income from Operations. As a result of the factors discussed above, the Company recognized income from operations of $776,088 for the quarter ended July 31, 1999 as compared to a loss from operations of $14,278 recorded in the 1998 period.

Interest Expense. Interest expense was $1,367,053 for the quarter ended July 31, 1999, a decrease of $701,150, or 33.9%, from the $2.068,203 reported for the comparable period in 1998. This decrease is due to the re-negotiation of the terms of the unsecured debt at the parent level, yielding a significant reduction in interest rates (See Note B).

Net Loss. The net loss for the Company was $590,965 for the quarter ended July 31, 1999, a decrease of $1,491,516, or 71.6%, from the net loss of $2,082,481 reported in the 1998 period.

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1999

The Company reported total operating revenues for the nine months ended July 31, 1999 of $19,525,256, an increase of $2,913,062, or 17.5%, from revenues of
$16,612,194 reported for the same period in 1998. Total operating expenses as a percentage of total revenues increased to 105.6% from 101.3% reported in the comparable period of 1998, due to an increase in marketing, general and administrative, and depreciation expenses.

Casino. Casino revenues accounted for approximately 82% of the total operating revenues in the nine months ended July 31, 1999. Casino revenues for this period were $15,930,996 representing an increase of $2,977,985, or 23.0%, from the $12,953,011 reported during the same period in 1998. This increase in casino revenue is due to improved customer patronage resulting from the increased payout percentages and the marketing campaign deployed to advertise this fact, as well as the addition of a new delicatessen and the paving of the parking area.

Costs and expenses of casino operations were $5,812,941 for the nine months ended July 31, 1999, a decrease of $222,617, or 3.7%, from the $6,035,558 reported in 1998. The net decrease in costs and expenses of casino operations is attributable to the reclassification of $400,323 of slot department complimentary expenses to the marketing department, and significantly lower costs for equipment rental and outside contractual services. Casino costs and expenses as a percentage of casino revenues decreased to 36.5% for the nine months ended July 31, 1999, compared to 46.6% for the comparable period in 1998.

Rooms. Room revenues accounted for approximately 8.6% of total operating revenues for the nine months ended July 31, 1999. During this period, room revenues were $1,678,946, a slight increase of $1,797, or .1% from the $1,677,149 reported in the same period in 1998. The lack of growth in revenues is primarily attributable to fewer marketing and incentive offers directed at the Company's rated players during the 1999 period, and less cash sales due to a more competitive environment. Costs and expenses of hotel operations for the nine month period ended July 31, 1999 were down slightly, decreasing $19,967, or 2.5%, to $781,303, from $801,270 reported in the same period in 1998. Costs and expenses as a percentage of room revenues decreased to 46.5% in the nine months ended July 31, 1999 from 47.8% during the comparable period in 1998.

Food and Beverage. Food and beverage revenues accounted for approximately 8.6% of total revenues for the nine months ended July 31, 1999. During this period, food and beverage revenues were $1,674,468, representing an increase of $107,251, or 6.9%, from the $1,566,947 reported in the 1998 period. This increase is primarily attributable to additional casino customer patronage during the period. Costs and expenses of food and beverage were $2,141,247 for the 1999 period, up $70,308, or 3.4%, from $2,070,939 recorded in the 1998 period. Costs and expenses as a percentage of food and beverage revenues decreased to 127.9% in the 1999 period from 132.2% in the 1998 period, reflecting the cost savings derived from the conversion of the Double Eagle restaurant to a buffet format.

Other. Other consists of revenues generated from the Company's gift shop and parking lot operations. During the nine months ended July 31, 1999, other revenues were $240,846, down by $174,241, or 42.0%, from the $415,087 reported in the 1998 period. This decrease is mainly attributable to the Company's decision to eliminate parking fees for casino customers. The fee was discontinued in April 1999 as a result of competitive pressure.

Marketing. Marketing expenses were $1,783,698 for the quarter ended July 31, 1999, up significantly by $638,934 or 55.8% from the $1,144,764 reported in the 1998 period. However, the increase is primarily due to complimentary expenses of $770,756 that were charged to individual departments in the prior year and are now being charged to the marketing department. Expenditures were down from the prior year as media advertising and other expenditures were reduced during the quarter. Marketing expenses as a percentage of total revenues increased to 23.3% for the quarter ended July 31, 1999 compared to 17.3% reported in 1998.

General and Administrative. General and administrative expenses were $1,549,107 for the quarter ended July 31, 1999, down $315,666 or 16.9% from the $1,864,773 reported in the 1998 period. This decrease is due primarily to higher than normal legal and accounting fees in the prior year related to the Foothill Credit Facility loan execution. General and administrative expenses as a percentage of total revenues decreased to 20.3% for the quarter ended July 31, 1999 from 28.3% for the comparable period in 1998.

Depreciation and Amortization. Depreciation and amortization increased by $441,212, or 85.4% to $957,916 for the quarter ended July 31, 1999, compared to $516,704 reported in 1998. This difference is the result of a change in the estimated lives of many of the Company's assets, specifically in the reduction of the slot machine lives from five years to three years.

Income from Operations. As a result of the factors discussed above, the Company recognized income from operations of $776,088 for the quarter ended July 31, 1999 as compared to a loss from operations of $14,278 recorded in the 1998 period.

Interest Expense. Interest expense was $1,367,053 for the quarter ended July 31, 1999, a decrease of $701,150, or 33.9%, from the $2.068,203 reported for the comparable period in 1998. This decrease is due to the re-negotiation of the terms of the unsecured debt at the parent level, yielding a significant reduction in interest rates (See Note B).

Net Loss. The net loss for the Company was $590,965 for the quarter ended July 31, 1999, a decrease of $1,491,516, or 71.6%, from the net loss of $2,082,481 reported in the 1998 period.

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1999

The Company reported total operating revenues for the nine months ended July 31, 1999 of $19,525,256, an increase of $2,913,062, or 17.5%, from revenues of
$16,612,194 reported for the same period in 1998. Total operating expenses as a percentage of total revenues increased to 105.6% from 101.3% reported in the comparable period of 1998, due to an increase in marketing, general and administrative, and depreciation expenses.

Casino. Casino revenues accounted for approximately 82% of the total operating revenues in the nine months ended July 31, 1999. Casino revenues for this period were $15,930,996 representing an increase of $2,977,985, or 23.0%, from the $12,953,011 reported during the same period in 1998. This increase in casino revenue is due to improved customer patronage resulting from the increased payout percentages and the marketing campaign deployed to advertise this fact, as well as the addition of a new delicatessen and the paving of the parking area.

Costs and expenses of casino operations were $5,812,941 for the nine months ended July 31, 1999, a decrease of $222,617, or 3.7%, from the $6,035,558 reported in 1998. The net decrease in costs and expenses of casino operations is attributable to the reclassification of $400,323 of slot department complimentary expenses to the marketing department, and significantly lower costs for equipment rental and outside contractual services. Casino costs and expenses as a percentage of casino revenues decreased to 36.5% for the nine months ended July 31, 1999, compared to 46.6% for the comparable period in 1998.

Rooms. Room revenues accounted for approximately 8.6% of total operating revenues for the nine months ended July 31, 1999. During this period, room revenues were $1,678,946, a slight increase of $1,797, or .1% from the $1,677,149 reported in the same period in 1998. The lack of growth in revenues is primarily attributable to fewer marketing and incentive offers directed at the Company's rated players during the 1999 period, and less cash sales due to a more competitive environment. Costs and expenses of hotel operations for the nine month period ended July 31, 1999 were down slightly, decreasing $19,967, or 2.5%, to $781,303, from $801,270 reported in the same period in 1998. Costs and expenses as a percentage of room revenues decreased to 46.5% in the nine months ended July 31, 1999 from 47.8% during the comparable period in 1998.

Food and Beverage. Food and beverage revenues accounted for approximately 8.6% of total revenues for the nine months ended July 31, 1999. During this period, food and beverage revenues were $1,674,468, representing an increase of $107,251, or 6.9%, from the $1,566,947 reported in the 1998 period. This increase is primarily attributable to additional casino customer patronage during the period. Costs and expenses of food and beverage were $2,141,247 for the 1999 period, up $70,308, or 3.4%, from $2,070,939 recorded in the 1998 period. Costs and expenses as a percentage of food and beverage revenues decreased to 127.9% in the 1999 period from 132.2% in the 1998 period, reflecting the cost savings derived from the conversion of the Double Eagle restaurant to a buffet format.

Other. Other consists of revenues generated from the Company's gift shop and parking lot operations. During the nine months ended July 31, 1999, other revenues were $240,846, down by $174,241, or 42.0%, from the $415,087 reported in the 1998 period. This decrease is mainly attributable to the Company's decision to eliminate parking fees for casino customers. The fee was discontinued in April 1999 as a result of competitive pressure.

Marketing. Marketing expenses were $4,480,476 for the nine months ended July 31, 1999, up significantly by $1,832,087 or 69.2% from the $2,648,389 reported in the 1998 period. The increase in marketing expense reflects increases in slot club point awards and cash disbursements made to patrons upon the redemption of bus coupons. In addition, most complimentary expenses that were charged to individual departments in the prior year are now being charged to the marketing department. Marketing expenses as a percentage of total revenues increased slightly to 22.9% for the nine months ended July 31, 1999 compared to 22.05% reported in 1998.

General and Administrative. General and administrative expenses were $4,358,624 for the nine months ended July 31, 1999, up $695,946, or 19.0% from the $3,662,678 reported in the 1998 period. This increase is due to higher payroll expenses due to staff growth, and an increase in legal fees. General and administrative expenses as a percentage of total revenues increased slightly to 22.3% for the nine months ended July 31, 1999 from 22.0% for the comparable period in 1998.

Depreciation and Amortization. Depreciation and amortization increased to $3,036,395 for the nine months ended July 31, 1999, compared to $1,613,478 reported in 1998. This increase is the result of a change in the estimated lives of many of the Company's assets, specifically in the reduction of the slot machine lives from five years to three years.

Loss from Operations. As a result of the factors discussed above, the Company recognized a loss from operations of $1,085,730 for the nine months ended July 31, 1999 as compared to a loss from operations of $220,118 recorded in the 1998 period.

Interest Expense. Interest expense was $4,251,986 for the nine months ended July 31, 1999, a decrease of $72,479, or 1.7%, from the $4,324,465 reported for the comparable period in 1998. This decrease is due to the re-negotiation of the terms of the unsecured debt at the parent level, through which a significant reduction in interest rates was realized, as well as an extension of the maturity dates to December 31, 2001. These amendments were effective April 30, 1999 (See Note B).

Net Loss. The net loss for the Company was $5,337,716 for the nine months ended July 31, 1999, an increase of $793,133, or 17.5% from the net loss of $4,544,583 reported in the 1998 period.

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures with borrowings from private investors, the sale of equity securities and private transactions and financial institution borrowing. The Company does not believe that it will be able to continue to finance its operations in this manner without first restructuring its existing indebtedness.

As of July 31, 1999, the Company was in default under its credit facility with Foothill Corporation for not maintaining EBITDA (earnings before interest, taxes, depreciation and amortization, as defined) of at least $4 million measured on a rolling 12-month basis. The Company was also in default of certain other indebtedness. As a result of those defaults, Foothill Corporation has put certain restrictions on the Company's operations and has no obligation to make additional loans for working capital purposes.

As a result of the Company's default on its indebtedness, the Company had, at July 31, 1999, liabilities in excess of $31 million due within one year and current assets of only approximately $3.1 million. Unless the Company is able to restructure its indebtedness, the Company will not be able to pay its indebtedness when due, with the result that the Company may be forced to cease operations. The Company is in active negotiations with its creditors to restructure its indebtedness. Any restructuring may involve the filing by the Company of a voluntary bankruptcy petition. It is likely that any bankruptcy proceeding involving the Company will result in a very substantial dilution or elimination of the interests of the Company's current stockholders.

YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 compliance. Relying primarily on internal resources, the Company has completed a preliminary audit of its significant hardware and software applications. This audit revealed that the player tracking software that the Company licenses from IGT and certain personal computers used in the Company's casino operations may not presently be Year 2000 compliant. The Company has been advised by IGT and its personal computer manufacturer that such systems will be Year 2000 compliant as of October 1999. The estimated cost to address the Company's Year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition. If the modification of the Company's hardware and software compliance is not timely completed or is not fully effective, the Year 2000 problem may have a serious negative impact on the operations of the Company.

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

Operating results for the quarter ending July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated statements and footnotes included in the Registrant's annual report on Form 10-KSB for the year ending October 31, 1998.

                  COLORADO CASINO RESORTS, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of September, 1999.

                               COLORADO CASINO RESORTS, INC.

September 10, 1999        By:     /s/ Michael S. Smith
                               --------------------------------------------
                               Michael S. Smith
                               Interim President and Chief Executive Officer, Secretary and General Counsel, Director



September 10, 1999                /s/ Christopher H. Taylor
                               --------------------------------------------
                               Christopher H. Taylor
                               Chief Financial Officer
                               (Principal Financial Officer)